Form 10-Q
period 2023-06-30
ExchangeRight Income Fund
filed 2023-08-01
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER: 000-56543

EXCHANGERIGHT INCOME FUND

(Exact name of registrant as specified in its charter)

Maryland	36-7729360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1055 E. Colorado Blvd, Suite 310
Pasadena, California	91106
(Address of principal executive offices)	(Zip Code)

(855) 317-4448

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2023, the issuer had the following shares of common stock outstanding: 9,785,547 Class A Common Shares, $0.01 par value per share; and 5,572,067 Class I Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Current Report on Form 10-Q other than historical facts may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ExchangeRight Income Fund (the “Company”) d/b/a the ExchangeRight Essential Income REIT (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Forward-looking statements in this Current Report on Form 10-Q include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy, leasing rates and trends, liquidity and ability to meet future obligations, anticipated expenditures of capital and other matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors, which in some cases are beyond our control, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to shareholders, and maintain the value of our real estate properties, may be significantly hindered.

Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to:

•
risks inherent in the real estate business, including tenant defaults, illiquidity of real estate investments, potential liability relating to environmental matters and potential damages from natural disasters;
•
general business and economic conditions;
•
the accuracy of our assessment that certain businesses are e‑commerce resistant and recession‑resilient;
•
the accuracy of the tools we use to determine the creditworthiness of our tenants;
•
concentration of our business within certain tenant categories;
•
ability to renew leases, lease vacant space or re‑lease space as existing leases expire;
•
our ability to successfully execute our acquisition strategies;
•
the degree and nature of our competition;
•
inflation and interest rate fluctuations;
•
failure, weakness, interruption or breach in security of our information systems;
•
our failure to generate sufficient cash flows to service our outstanding indebtedness;
•
continued volatility and uncertainty in the credit markets and broader financial markets;
•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
•
our limited operating history as a REIT, which may adversely affect our ability to make distributions to our shareholders;
•
current loans, or future loans, may be subject to certain unfavorable provisions or may not be able to be refinanced;
•
changes in, or the failure or inability to comply with, applicable laws or regulations; and
•
future sales or issuances of our common shares or other securities convertible into our common shares, or the perception thereof, could cause the value of our common shares to decline and could result in dilution.

The foregoing list is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The foregoing should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors” of the Company’s Registration Statement on Form 10 that was filed with the Securities and Exchange Commission on July 7, 2023.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate:
Land	$195,524,000	$195,295,000
Buildings and improvements	830,791,000	828,454,000
	1,026,315,000	1,023,749,000
Less accumulated depreciation	(48,087,000)	(34,663,000)
Real estate, net	978,228,000	989,086,000
Intangible assets, net	69,510,000	76,387,000
RSLCA notes receivable from affiliates	45,239,000	26,723,000
Restricted cash	13,067,000	14,206,000
Cash and cash equivalents	7,956,000	22,439,000
Receivables	7,742,000	7,187,000
Notes receivable from affiliates	6,012,000	6,007,000
Right-of-use asset	4,630,000	4,609,000
Other assets	1,190,000	1,712,000
Due from affiliates	16,000	54,000
TOTAL ASSETS	$1,133,590,000	$1,148,410,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$556,708,000	$497,067,000
Revolving credit facilities	-	73,311,000
Intangible liabilities, net	24,001,000	25,337,000
Accounts payable, accrued expenses and other liabilities	10,730,000	9,214,000
Right-of-use liability	4,874,000	4,772,000
Pending trade deposits	2,954,000	6,446,000
Distributions payable	3,302,000	3,189,000
Due to affiliates	470,000	-
Total liabilities	603,039,000	619,336,000

Commitments and contingencies

Equity:
Class A common shares, $0.01 par value per share, 77,425,099 and 77,425,099 shares authorized, 9,743,917 and 9,268,108 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	97,000	93,000
Class I common shares, $0.01 par value per share, 77,425,099 and 77,425,099 shares authorized, 5,535,028 and 5,193,941 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	55,000	52,000
Class S common shares, $0.01 par value per share, 77,425,099 and 77,425,099 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	394,531,000	371,459,000
Cumulative distributions in excess of net income	(44,338,000)	(30,761,000)
Accumulated other comprehensive income (loss)	(127,000)	-
Total shareholders’ equity	350,218,000	340,843,000
Noncontrolling interests attributable to operating partnership	180,333,000	188,231,000
Total equity	530,551,000	529,074,000
TOTAL LIABILITIES AND EQUITY	$1,133,590,000	$1,148,410,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$18,960,000	$12,296,000	$38,487,000	$23,098,000
Interest income on notes receivable from affiliates	1,280,000	2,935,000	2,446,000	5,356,000
Other	40,000	8,000	46,000	19,000
Total revenues	20,280,000	15,239,000	40,979,000	28,473,000

Operating Expenses
Property operating expenses	2,192,000	1,598,000	5,062,000	3,085,000
Management fees to affiliates	626,000	463,000	1,247,000	865,000
General and administrative expenses	707,000	198,000	1,135,000	415,000
Depreciation and amortization	10,095,000	6,549,000	20,252,000	12,076,000
Total operating expenses	13,620,000	8,808,000	27,696,000	16,441,000

Income from Operations	6,660,000	6,431,000	13,283,000	12,032,000

Other Income and Expenses
Interest expense	(6,905,000)	(4,121,000)	(14,137,000)	(7,396,000)
Interest income	21,000	-	21,000	-
Total other expenses	(6,884,000)	(4,121,000)	(14,116,000)	(7,396,000)

Net (loss) income	(224,000)	2,310,000	(833,000)	4,636,000

Net loss (income) attributable to noncontrolling interests	73,000	(512,000)	279,000	(1,017,000)

Net (loss) income attributable to common shareholders	$(151,000)	$1,798,000	$(554,000)	$3,619,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.01)	$0.14	$(0.04)	$0.30

Weighted average number of common shares outstanding, basic and diluted	15,186,606	12,598,938	14,987,459	11,936,771

Other comprehensive income (loss):
Net (loss) income	$(224,000)	$2,310,000	$(833,000)	$4,636,000
Other comprehensive income (loss) - unrealized income (loss) on change in fair value of cash flow hedges	690,000	$-	(189,000)	-
Comprehensive income (loss)	466,000	2,310,000	(1,022,000)	4,636,000
Comprehensive (income) loss attributable to noncontrolling interests	(159,000)	(512,000)	341,000	(1,017,000)
Comprehensive income (loss) attributable to common shareholders	$307,000	$1,798,000	$(681,000)	$3,619,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2023

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	(403,000)	-	(403,000)	(206,000)	(609,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(585,000)	(585,000)	(294,000)	(879,000)
Issuance of common shares	446,995	5,000	256,807	3,000	-	-	20,622,000	-	-	20,630,000	-	20,630,000
Redemption of common shares	(64,461)	(1,000)	(73,645)	(1,000)	-	-	(3,531,000)	-	-	(3,533,000)	-	(3,533,000)
Offering costs	-	-	-	-	-	-	(995,000)	-	-	(995,000)	-	(995,000)
Distributions	-	-	-	-	-	-	-	(6,423,000)	-	(6,423,000)	(3,275,000)	(9,698,000)
Balance, March 31, 2023	9,650,642	97,000	5,377,103	54,000	-	-	387,555,000	(37,587,000)	(585,000)	349,534,000	184,456,000	533,990,000
Net (loss)	-	-	-	-	-	-	-	(151,000)	-	(151,000)	(73,000)	(224,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	458,000	458,000	232,000	690,000
Issuance of common shares	111,741	-	194,897	2,000	-	-	8,693,000	-	-	8,695,000	-	8,695,000
Redemption of common shares	(18,466)	-	(74,451)	(1,000)	-	-	(2,450,000)	-	-	(2,451,000)	-	(2,451,000)
Conversion of OP Units to common shares	-	-	37,479	-	-	-	1,014,000	-	-	1,014,000	(1,014,000)	-
Offering costs	-	-	-	-	-	-	(281,000)	-	-	(281,000)	-	(281,000)
Distributions	-	-	-	-	-	-	-	(6,600,000)	-	(6,600,000)	(3,268,000)	(9,868,000)
Balance, June 30, 2023	9,743,917	$97,000	5,535,028	$55,000	-	$-	$394,531,000	$(44,338,000)	$(127,000)	$350,218,000	$180,333,000	$530,551,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2022

(Unaudited)

										Noncontrolling
								Cumulative		interest
	Common Shares						Additional	distributions	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	equity	partnership	equity
Balance, December 31, 2021	6,550,707	$66,000	3,813,690	$38,000	-	$-	$260,732,000	$(11,909,000)	$248,927,000	$66,964,000	$315,891,000
Net income	-	-	-	-	-	-	-	1,821,000	1,821,000	505,000	2,326,000
Issuance of common shares	1,027,333	10,000	372,703	4,000	-	-	38,785,000	-	38,799,000	-	38,799,000
Redemption of common shares	(941)	-	(7,000)	-	-	-	(199,000)	-	(199,000)	-	(199,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	17,858,000	17,858,000
Redemption of OP Units	-	-	-	-	-	-	-	-	-	(8,190,000)	(8,190,000)
Offering costs	-	-	-	-	-	-	(2,093,000)	-	(2,093,000)	(97,000)	(2,190,000)
Distributions	-	-	-	-	-	-	-	(4,885,000)	(4,885,000)	(1,353,000)	(6,238,000)
Balance, March 31, 2022	7,577,099	76,000	4,179,393	42,000	-	-	297,225,000	(14,973,000)	282,370,000	75,687,000	358,057,000
Net income	-	-	-	-	-	-	-	1,798,000	1,798,000	512,000	2,310,000
Issuance of common shares	756,749	8,000	414,886	4,000	-	-	33,244,000	-	33,256,000	-	33,256,000
Redemption of common shares	(5,600)	(1,000)	-	-	-	-	(140,000)	-	(141,000)	-	(141,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	30,142,000	30,142,000
Offering costs	-	-	-	-	-	-	(1,623,000)	-	(1,623,000)	(302,000)	(1,925,000)
Distributions	-	-	-	-	-	-	-	(5,478,000)	(5,478,000)	(1,556,000)	(7,034,000)
Balance, June 30, 2022	8,328,248	$83,000	4,594,279	$46,000	-	$-	$328,706,000	$(18,653,000)	$310,182,000	$104,483,000	$414,665,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(833,000)	$4,636,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,252,000	12,076,000
Amortization of deferred rent receivables/liabilities, net	(490,000)	(299,000)
Amortization of above/below-market lease intangibles, net	(1,178,000)	(951,000)
Amortization of assumed debt premiums/discounts, net	1,427,000	-
Amortization of lease incentives	110,000	41,000
Amortization of deferred financing costs	279,000	172,000
Amortization of deferred ground rent	81,000	143,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(65,000)	(142,000)
Other assets	223,000	(384,000)
Due from affiliates	39,000	(392,000)
Accounts payable, accrued expenses and other liabilities	1,330,000	1,698,000
Due to affiliates	470,000	(1,000)
Net cash provided by operating activities	21,645,000	16,597,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(2,259,000)	(45,134,000)
Improvements of real estate	(410,000)	(300,000)
Advances on notes receivable from affiliated parties	(5,000)	-
Advances on RSLCA notes receivable from affiliated party	(48,046,000)	(67,970,000)
Repayments on RSLCA notes receivable from affiliated party	29,530,000	37,090,000
Net cash used in investing activities	(21,190,000)	(76,314,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class I common shares, net of issuance costs	21,604,000	58,850,000
Redemptions of Class A and Class I common shares	(5,984,000)	(339,000)
Issuances of noncontrolling interests, net of issuance costs	-	(478,000)
Redemption of noncontrolling interests	-	(8,108,000)
Proceeds from pending trade deposits	2,954,000	10,371,000
Proceeds from mortgage loans payable	65,430,000	-
Repayments of mortgage loans payable	(6,528,000)	(236,000)
Proceeds from revolving credit facilities borrowings	-	7,500,000
Repayments of revolving credit facilities	(73,311,000)	(507,000)
Payments of financing costs	(781,000)	(191,000)
Class A and Class I common shares distributions	(12,904,000)	(9,989,000)
Noncontrolling interests distributions	(6,557,000)	(2,781,000)
Net cash (used in) provided by financing activities	(16,077,000)	54,092,000

Net (decrease) in cash, cash equivalents and restricted cash	(15,622,000)	(5,625,000)
Cash, cash equivalents and restricted cash at beginning of year	36,645,000	22,059,000
Cash, cash equivalents and restricted cash at end of period	$21,023,000	$16,434,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$7,956,000	$7,027,000
Restricted cash	13,067,000	9,407,000
Cash, cash equivalents and restricted cash at end of period	$21,023,000	$16,434,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,581,000	$6,824,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,302,000	$2,409,000
Conversion of OP Units to Class I common shares	$1,014,000	$-
Assumption of loans payable in conjunction with acquisitions of real estate	$-	$104,492,000
Issuance of noncontrolling interest in conjunction with acquisitions of real estate	$-	$48,000,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership") owned 337 properties in 34 states (collectively, the “Trust Properties”) as of June 30, 2023. The Trust Properties are occupied by 37 different national primarily investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

Unless the context requires otherwise, references to (i) the “Company” or the “General Partner” refer to ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, together with its subsidiaries, including ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner, together with its subsidiaries, (ii) “Operating Partnership” or the “Partnership” refers to ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner, together with its subsidiaries, (iii) “Trustee” refers to a related party, ExchangeRight Income Fund Trustee, LLC, a Delaware limited liability company, which is the sole trustee of the Company, (iv) “ExchangeRight” or “Sponsor” refers to ExchangeRight Real Estate, LLC, a California limited liability company, which is the Company’s sponsor and the sole member and manager of the Trustee, together with its subsidiaries, (v) “ExchangeRight Income Fund GP, LLC” refers to a wholly-owned subsidiary of ExchangeRight which owns $15.0 million of the Company's Class I common shares and holds a special limited partnership interest in the Operating Partnership, which entitles ExchangeRight Income Fund GP, LLC to receive a promote interest in the profits of the Operating Partnership in accordance with the a distribution waterfall set forth in the Operating Partnership’s limited partnership agreement, (vi) “Advisor” or “Advisors” refers to any person or persons, if any, appointed, employed or contracted with by the General Partner and responsible for directing or performing the day-to-day business affairs of the General Partner, including any person to whom the Advisor hereafter subcontracts substantially all of such functions, and (vii) “Advisory Agreement” refers to the agreement among the Partnership, the General Partner and any Advisor, pursuant to which any such Advisor will direct or perform the day-to-day business affairs of the General Partner and the Partnership.

The Company has elected and is qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership which was formed on January 9, 2019. Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by ExchangeRight Net-Leased Property Management, LLC (the “Property Manager”) and ExchangeRight Net-Leased Asset Management, LLC (the “Asset Manager”), which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed property management and asset management agreements with each respective entity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. These unaudited interim condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes included in Company's Form 10 Registration Statement that was filed with the Securities and Exchange Commission on July 7, 2023. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. Intercompany transactions and balances have been eliminated upon consolidation.

The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights.

A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current values, performance of real estate held by these VIEs, and general market conditions.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

Derivative Financial Instruments

The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative financial instrument matures or is settled. Any derivative financial instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes.

Note 3. Investments in Real Estate

The Company acquires, owns and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 337 properties in 34 states as of June 30, 2023. As of June 30, 2023, the Company’s portfolio was 99.7% leased and is occupied by 37 different national primarily investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region and lease term.

Real estate activity for the six months ended June 30, 2023 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

Cost
Balance - beginning of year	$1,023,749,000
Property acquisition	2,156,000
Improvements	410,000
Balance - end of period	$1,026,315,000

Accumulated depreciation
Balance - beginning of year	$(34,663,000)
Depreciation expense	(13,424,000)
Balance - end of period	$(48,087,000)

Net book value - end of period	$978,228,000

Acquisition

On March 31, 2023, the Company acquired a property for cash from an unaffiliated entity not managed by the Sponsor for a total purchase price, including acquisitions costs, of $2.3 million. ExchangeRight earned a 1.0% acquisition fee on this property acquisition totaling $22,000 (see Note 10. Related and Affiliated Party Transactions, for further details regarding acquisition fees).

An allocation of the purchase price, including acquisition costs, for this property is as follows:

Land	$229,000
Building and site improvements	1,877,000
Tenant improvements	50,000
Lease in-place intangible assets	209,000
2,365,000
Liabilities assumed:
Lease below-market intangible liabilities	(106,000)
Purchase price (including acquisition costs)	$2,259,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, the Company’s tenants are typically subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and six months ended June 30, 2023 and 2022. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income. Rental revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base rents	$16,063,000	10,268,000	$32,093,000	19,129,000
Tenant reimbursables	1,852,000	1,367,000	4,286,000	2,719,000
Straight-line rent adjustments	238,000	160,000	490,000	299,000
Above/below market lease amortization, net	587,000	501,000	1,178,000	951,000
Lease termination income	220,000	-	440,000	-
	$18,960,000	$12,296,000	$38,487,000	$23,098,000

Concentration of Credit Risk

As of June 30, 2023, the Company’s portfolio is occupied by 37 different national primarily investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region and lease term. The following tenants contributed more than 10% of contractual base rents during the six months ended June 30, 2023:

Tenant	% of Total Base Rents
Dollar General	18.1%
Walgreens	15.2%

Note 4. Notes Receivable

RSLCA Notes Receivable From Affiliated Party

In order to maintain liquidity to fund the Company’s share repurchase program and other liquidity needs, the Company has invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s Delaware Statutory Trust (“DST”) programs under a Revolving Secured Line of Credit Agreement (“RSLCA”). These notes receivable most commonly have an average loan length of 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding.

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in this program is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at cost and totaled $45.2 million as of June 30, 2023.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, bears interest at a fixed-rate of 6.00% and requires monthly interest only payments. The Company had a $3.6 million receivable under this real estate note as of June 30, 2023 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, bears interest at a fixed-rate of 7.25% and requires monthly interest only payments. The

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

Company had a $2.4 million receivable under this junior unsecured line of credit agreement as of June 30, 2023 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of June 30, 2023:

				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$91,670,000	$(24,742,000)	$66,928,000	7.6
Above-market leases	3,474,000	(892,000)	2,582,000	6.5
Total intangible assets, net	$95,144,000	$(25,634,000)	$69,510,000

Below-market leases	$30,097,000	$(6,096,000)	$24,001,000	11.4

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to amortization expense. Amortization of intangible assets and liabilities for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net adjustment to rental revenue	$587,000	$501,000	$1,178,000	$951,000

Amortization of in-place leases	$3,377,000	$2,260,000	$6,828,000	$4,162,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2023, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $529.7 million. As of June 30, 2023, the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $556.7 million. The Company had no borrowings on its revolving credit facilities as of June 30, 2023.

Under GAAP, transactions involving related and affiliated parties cannot be presumed to be carried out on an arm's length-basis, as the requisite conditions of competitive, free-market dealings may not exist. Therefore, in the opinion of management, the fair value of the RSLCA notes receivable from affiliated party and notes receivable from affiliates cannot be readily estimated, as the transactions are with related and affiliated parties. Other information about related and affiliated party transactions are provided, where applicable, elsewhere in these notes to the unaudited interim condensed consolidated financial statements.

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense),

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a decrease to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate ("SOFR") at 5.80% effective as of February 9, 2023 related to the variable interest rate on its $26.9 million mortgage loan. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the three and six months ended June 30, 2023. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2023 (see Note 7. Debt, below for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at June 30, 2023:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(189,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of June 30, 2023. Fixed-rate mortgage loans payable are composed of the following as of June 30, 2023:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage (a)	30 Year Amort	10/1/2023	$7,757,000	5.54%
Fixed-rate mortgage	30 Year Amort	3/1/2024	10,926,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (b)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			568,622,000	4.33%
Unamortized issuance costs, net			(1,210,000)
Unamortized (discount)/premium, net			(10,704,000)
			$556,708,000

(a)
Mortgage is currently callable by the lender as a result of the merger agreement for the acquisition of the entity holding the property securing the mortgage loan.
(b)
This fixed-rate mortgage became a recourse loan on March 30, 2023.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.

On February 1, 2023, the Company entered into a mortgage secured by five properties for $38.5 million. The mortgage matures on February 1, 2028, bears interest at a fixed-rate of 6.12% and requires monthly interest only payments.

On February 9, 2023, the Company entered into a mortgage for $26.9 million. The mortgage matures on February 1, 2028, and bears interest at a variable-rate of 1.70% in excess of SOFR and requires monthly interest only payments. The loan is secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

The Company repaid a $6.4 million mortgage loan payable by its contractual maturity date of February 1, 2023 utilizing cash.

Revolving Lines of Credit

During the quarter ended March 31, 2023, the Company made repayments totaling $73.3 million under borrowing notes within a secured revolving line of credit. These repayments reduced the outstanding balance under this secured revolving credit facility to zero, and thus, the Company had no outstanding balance under this secured revolving line of credit as of June 30, 2023. This secured revolving line of credit bears interest at a rate equal to the prime rate less 50 basis points, while outstanding (7.75% as of June 30, 2023).

The unsecured revolving line of credit agreement, as amended in April 2023, now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 3.75%, while outstanding (8.25% as of June 30, 2023). The

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

unsecured revolving line of credit requires monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of June 30, 2023.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable are as follows:

	Mortgage loans payable
	Scheduled	Balloon
Year	principal	payments		Total
Remainder of 2023	$169,000	$7,683,000	(a)	$7,852,000
2024	31,000	45,710,000		45,741,000
2025	-	96,501,000		96,501,000
2026	-	77,445,000		77,445,000
2027	-	134,223,000		134,223,000
Thereafter	-	206,860,000		206,860,000
	$200,000	$568,422,000		$568,622,000

(a)
Mortgage is currently callable by the lender as a result of the merger agreement for the acquisition of the entity holding the property securing the mortgage loan.

Note 8. Commitments and Contingencies

Litigation and Regulatory Matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s unaudited interim condensed consolidated financial statements.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs. Management is unaware of any environmental matters that would have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class A Common Shares, Class I Common Shares and Class S Common Shares, which are collectively referred to herein as “common shares.” The Class A, Class I and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares pursuant to an effective registration statement on any securities exchange registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof. The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2023 and December 31, 2022, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A and Class S Common Shares offering price in effect for the six months ended June 30, 2023:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 13, 2023	$27.71	$29.46	$28.72
April 14, 2023 through June 30, 2023	$27.74	$29.49	$28.75

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. During the three months ended June 30, 2023, the Company repurchased 74,451 Class I Common Shares totaling $2.0 million and 18,466 Class A Common Shares totaling $0.5 million under the share repurchase program. During the six months ended June 30, 2023, the Company repurchased 148,096 Class I Common Shares totaling $3.8 million and 82,927 Class A Common Shares totaling $2.1 million under the share repurchase program. During the three months ended June 30, 2022, the Company did not repurchase any Class I Common Shares and repurchased 5,600 Class A Common Shares totaling $0.1 million under the share repurchase program. During the six months ended June 30, 2022, the Company repurchased 7,000 Class I Common Shares totaling $0.2 million and 6,541 Class A Common Shares totaling $0.2 million under the share repurchase program.

Distributions

The amount of distributions payable to the Company's shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through June 30, 2023. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

The following table provides a summary of the monthly distributions declared per share for the six months ended June 30, 2023:

	2023
	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
April	$0.1449	$0.1449
May	$0.1449	$0.1449
June	$0.1449	$0.1449
	$0.8694	$0.8694

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.3 million were declared but not yet paid as of June 30, 2023 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of June 30, 2023 were paid during July 2023.

Noncontrolling Interests

The Operating Partnership had 7,517,466 OP Units outstanding as of June 30, 2023. The holders of OP Units have the right to cause their OP Units to be redeemed, subject to a one-year holding period, by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. During the three and six months ended June 30, 2023, 37,479 OP Units were exchanged for the same number of Class I Common Shares. No OP Units were exchanged for Class I Common Shares during the three and six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company acquired 67 properties via merger agreements with four former DSTs that qualified for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) (referred to herein as “1031-exchangeable portfolios”) that were previously managed by the Sponsor on behalf of investors for a total purchase price of $197.6 million. In connection with these acquisitions, the Operating Partnership (excluding ExchangeRight’s related party activity) issued 1,783,938 OP Units totaling $48.0 million.

Note 10. Related and Affiliated Party Transactions

Property Acquisition

The Company acquired a property from an unaffiliated entity not managed by the Sponsor on March 31, 2023. ExchangeRight earned a 1% acquisition fee on this property acquisition totaling $22,000 during the quarter ended March 31, 2023. This acquisition fee was included in the allocation of the purchase price for this completed acquisition.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offering of the common shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, A and S Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million and $0.6 million were included in shareholders’ equity for the three months ended June 30, 2023 and 2022, respectively, for which the Company was obligated to pay the Sponsor. Offering costs of $0.3 million and $1.1 million were included in shareholders’ equity for the six months ended June 30, 2023 and 2022, respectively, for which Company was obligated to pay the Sponsor. As of June 30, 2023, the Company is obligated to pay the Sponsor for organization

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

and offering costs in the amount of $20,000 which is included in due to affiliates in the accompanying condensed consolidated balance sheet.

In addition, Class A Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.2 million and $1.3 million for the three months ended June 30, 2023 and 2022 and $1.0 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively, which are included in offering costs in shareholders’ equity on the condensed consolidated balance sheets.

Common Share and Noncontrolling Interest Ownership Interests

The Sponsor’s wholly-owned subsidiary, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2023, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders to provide liquidity in advance of property acquisitions. ExchangeRight owns 77,308 OP Units for a historical investment of $2,010,000 as of June 30, 2023.

Performance Participation

In addition to distributions payable on the 600,000 Class I Common Shares that ExchangeRight Income Fund GP, LLC holds, ExchangeRight Income Fund GP also holds a special limited partnership interest in our Operating Partnership, which entitles it to receive an incentive fee in accordance with the following waterfall:

(1) First, 100% to the holders of OP Units (including OP Units held by the Company, with respect to common shares issued by the Company) until they have received distributions, in cash, equal to a seven percent (7.0%) cumulative, non-compounding annual return on all capital contributions made, or deemed to have been made, to the Operating Partnership;

(2) Second, 100% to the holders of OP Units, pro rata in accordance with their respective capital accounts, until all of the holders of OP Units have received cumulative distributions, in cash, equal to their respective capital contributions made, or deemed to have been made, to the Operating Partnership; and

(3) Third, (i) 80% to the holders of OP Units, pro rata in accordance with their respective capital accounts, and (ii) 20% to the special limited partner.

There was no performance participation earned or paid during the three and six months ended June 30, 2023 and 2022, respectively.

Asset Management and Property Management Fees

An annual asset management fee is payable by the Operating Partnership to the Asset Manager, pursuant to an asset management agreement between the Asset Manager and the Operating Partnership. The asset management fee is an amount equal to fifteen basis points (0.15%) of the Company’s assets under management. The asset management fee is payable quarterly (0.0375% each quarter) and in arrears. The asset management agreement has an initial term of five years and will automatically renew at the expiration of the initial or any subsequent five-year term for an additional five-year term.

An annual property management fee is payable by the Operating Partnership to the Property Manager pursuant to a property management agreement between the Operating Partnership and the Property Manager. The property management fee is equal to 1.10% of the gross revenues received by the Company from the Trust Properties and any other assets acquired by the Company, but excluding reimbursements relating to real estate taxes, insurance and common area maintenance charges and the fees earned by the Company from the RSLCA and noted receivable from affiliates. The current term of the property management agreement expires on February 28, 2025, and will automatically renew at the expiration of the term and any subsequent three-year term for an additional three-year term.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

Asset management and property management fees for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Asset management fees	$450,000	$350,000	$894,000	$655,000
Property management fees	$176,000	$113,000	$353,000	$210,000

Asset management fees of $0.5 million remained unpaid as of June 30, 2023, and are included in due to affiliates in the accompanying condensed consolidated balance sheet. Property management fees were paid in full as of June 30, 2023.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three and six months ended June 30, 2023 and 2022, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(224,000)	$2,310,000	$(833,000)	$4,636,000
Net loss (income) attributable to noncontrolling interests	73,000	(512,000)	279,000	(1,017,000)
Net (loss) income attributable to common shareholders, basic and diluted	$(151,000)	$1,798,000	$(554,000)	$3,619,000

Denominator
Weighted average number of common shares outstanding, basic and diluted	15,186,606	12,598,938	14,987,459	11,936,771

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.01)	$0.14	$(0.04)	$0.30

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the unaudited interim condensed consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or additional disclosure in, the Company’s unaudited interim condensed consolidated financial statements, other than those disclosed throughout this report and below.

Common Share Activity

The Company issued 55,549 Class A Common Shares and 58,075 Class I Common Shares (excluding the 58,996 OP Units that were exchanged for same number of Class I Common Shares discussed below) totaling $3.2 million in proceeds from July 1, 2023 through the date of issuance of this report.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

June 30, 2023

The Company repurchased 13,919 Class A Common Shares totaling $0.4 million and 80,032 Class I Common Shares totaling $2.1 million from July 1, 2023 through the date of this report. Additionally, 58,996 OP Units were exchanged for the same number of Class I Common Shares from July 1, 2023 through the issuance of this report.

The Company adjusted the offering price of its common shares effective July 19, 2023 as follows:

	Offering price
Effective date	Class I	Class A	Class S
July 19, 2023	$27.35	$29.08	$28.34

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related thereto included in the Company's Form 10 Registration Statement that was filed with the Securities and Exchange Commission on July 7, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” of our Form 10 Registration Statement that was filed with the Securities and Exchange Commission on July 7, 2023 and the “Cautionary Note Regarding Forward-Looking Statements” section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 337 properties in 34 states as of June 30, 2023. These properties were 99.7% leased as of June 30, 2023 and are occupied by 37 different national primarily investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

The Company has elected and is qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership, a Delaware limited partnership formed on January 9, 2019. Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by the Property Manager and the Asset Manager, which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed management agreements with each respective entity.

Recent Developments

During 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth.

If inflation rates continue to increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Six Months Ended June 30, 2023

Operating Results

The Company declared distributions totaling $19.6 million for the six months ended June 30, 2023. As of June 30, 2023, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.36% annualized return, based on the $0.1449 per share distribution rate and $27.35 NAV per share as of June 30, 2023, respectively. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of June 30, 2023 and current offering price of the Company’s common shares:

	Class I	Class A	Class S
Offering price (effective July 19, 2023)	$27.35	$29.08	$28.34
Annualized distribution rate	6.36%	5.98%	5.28%

The Company remained 100% collected on its rents across all of its tenants in the portfolio for the six months ended June 30, 2023, and through the inception of the Company to date.

Leasing

The Company executed 13 lease renewals during the six months ended June 30, 2023 with average lease extensions of 61 months and average new rents over rents prior to the renewal of 9.96% for the period. The Company’s weighted average lease term as of June 30, 2023 is 7.0 years.

Capital

The Company has experienced minimal immediate term impact from the rising interest rate environment as all of its debt is effectively fixed as of June 30, 2023. The Company has experienced regular net inflows of shareholder capital. All redemption requests, representing less than 2% of inception-to-date total equity raised through June 30, 2023, have been fully satisfied.

The following table details information about our tenants as of June 30, 2023:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (m)	term (yrs) (n)
Dollar General	25	88	113	1,072,200	$11,688,800	18.1%	$10.90	6.0
Walgreens	17	13	30	434,900	9,821,200	15.2%	$22.58	6.0
Tractor Supply	12	5	17	349,600	4,737,000	7.3%	$13.55	7.4
Family Dollar (d)	27	12	39	337,200	4,315,700	6.7%	$12.80	4.0
Hobby Lobby	8	1	9	513,400	4,075,200	6.3%	$7.94	6.5
Advance Auto Parts	27	5	32	233,900	3,550,900	5.5%	$15.18	5.0
Stop & Shop	-	1	1	102,100	2,940,000	4.6%	$28.80	13.4
CVS Pharmacy	8	2	10	122,700	2,866,100	4.4%	$23.36	5.1
Kroger	4	-	4	263,200	2,826,100	4.4%	$10.74	7.8
Fresenius Medical Care	9	1	10	83,100	2,664,700	4.1%	$32.07	7.3
Napa Auto Parts	-	18	18	155,000	1,842,600	2.9%	$11.89	12.6
Publix	2	-	2	96,800	1,548,400	2.4%	$16.00	16.9
Hy-Vee	-	1	1	101,200	1,415,800	2.2%	$13.99	15.6
AutoZone	7	2	9	65,900	994,700	1.5%	$15.09	3.1
Old National Bank (e)	-	2	2	38,200	989,300	1.5%	$25.90	7.3
Dollar Tree	9	-	9	84,200	880,200	1.4%	$10.45	3.4
Giant Eagle	1	-	1	81,800	848,300	1.3%	$10.37	7.8
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.1%	$17.67	8.3
BioLife Plasma Services L.P. (f)	-	1	1	15,500	672,400	1.0%	$43.38	12.4
Goodwill	2	-	2	42,800	653,200	1.0%	$15.26	6.9
Verizon Wireless (g)	2	-	2	11,300	569,800	0.9%	$50.42	4.0
Sherwin Williams	7	-	7	45,400	566,700	0.9%	$12.48	2.8
O'Reilly (h)	5	1	6	41,400	557,900	0.9%	$13.48	5.9
Food Lion (i)	1	-	1	41,300	351,400	0.5%	$8.51	5.3
Ross Stores	1	-	1	25,800	335,400	0.5%	$13.00	5.6
Indianapolis Osteopathic Hospital, Inc	1	-	1	11,500	320,000	0.5%	$27.83	0.1
PNC Bank, N.A.	-	1	1	6,100	266,800	0.4%	$43.74	5.3
HomeGoods (j)	1	-	1	22,200	255,800	0.4%	$11.52	7.8
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	3.7
Franciscan Alliance, Inc.	-	1	1	6,000	185,800	0.3%	$30.97	0.9
The Christ Hospital	-	1	1	9,300	177,800	0.3%	$19.12	4.5
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	7.6
TCF National Bank (k)	-	1	1	4,500	116,700	0.2%	$25.93	3.5
Truist Bank (l)	1	-	1	2,700	103,400	0.2%	$38.30	5.5
Aaron's	1	-	1	7,200	101,900	0.2%	$14.15	2.7
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	3.3
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	10.0
Total	182	158	340	4,496,000	$64,459,000	100.0%	$14.34	7.0
Vacant				15,500
Total Portfolio				4,511,500

(a)
“NN” or “Double Net” means leases where landlord will have some obligations for roof, parking lot, and/or building structure but where the tenant remains obligated for operating costs of property taxes, insurance and property maintenance.
(b)
“NNN” or “Triple Net” means leases where the tenant is obligated pursuant to its lease for the costs of property taxes, insurance and property maintenance, often including both repairs and replacements.
(c)
"GLA" means gross leasable area.
(d)
Family Dollar's leases are made primarily with Family Dollar Stores, Inc. This entity is a wholly owned subsidiary of Dollar Tree, Inc.
(e)
Our leases were originally with First Midwest Bank as lessee. In February 2022 First Midwest Bancorp Inc., the former parent entity of First Midwest Bank, merged with Old National Bancorp. Subsequent to the merger, our leases are now with Old National Bank.
(f)
BioLife Plasma Services L.P.'s lease is guaranteed by Takeda Pharmaceuticals U.S.A., Inc. This entity is a wholly owned subsidiary of Takeda Pharmaceutical Co. Ltd.
(g)
Verizon Wireless's leases are entered into with Cellco Partnership. This entity is a wholly owned subsidiary of Verizon Communications, Inc. Verizon Communications, Inc. has provided a parent support agreement whereby it has agreed to guarantee certain of the payment obligations of Cellco Partnership.
(h)
O'Reilly's leases are entered into with various wholly owned subsidiaries of O'Reilly Automotive Inc.
(i)
Food Lion's lease is guaranteed by Delhaize America, Inc. This entity is a wholly owned subsidiary of Ahold Delhaize N.V.
(j)
HomeGoods' lease is guaranteed by HomeGoods, Inc. This entity is a wholly owned subsidiary of TJX Companies, Inc

(k)
Our lease was originally with TCF Bank as lessee. In June 2021 TCF Financial Corporation, the former parent entity of TCF Bank, merged with Huntington Bancshares Inc.
(l)
Our lease was originally with BB&T Bank as lessee. In December 2019 BB&T Corporation, the former parent entity of BB&T Bank, merged with SunTrust Banks, Inc. in a merger of equals to form Truist Financial Corporation. Subsequent to the merger, our lease is now with Truist Bank.
(m)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2023, no tenants were in a free rent concession period.
(n)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of June 30, 2023:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	161	1,493,600	33.1%	$16,884,700	26.2%
Pharmaceutical Retailers	40	557,600	12.4%	12,687,300	19.7%
Grocery	12	737,500	16.3%	10,743,200	16.7%
Discount Automotive	65	496,200	11.0%	6,946,100	10.8%
Discount Specialty Retail	13	586,900	13.0%	5,119,900	7.9%
Farm and Rural Supply	17	349,600	7.7%	4,737,000	7.3%
Medical Care	12	93,700	2.1%	3,043,600	4.7%
Banking Services	5	51,500	1.1%	1,476,200	2.3%
Healthcare Providers	4	39,700	0.9%	1,247,200	1.9%
Necessity Retail	2	11,300	0.3%	569,800	0.9%
Paint and Supplies	7	45,400	1.0%	566,700	0.9%
Discount Apparel	1	25,800	0.6%	335,400	0.5%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.2%
Total	340	4,496,000	99.7%	$64,459,000	100.0%
Vacant		15,500	0.3%
Total Portfolio		4,511,500	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2023, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of June 30, 2023 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
MTM	1	8,400	0.2%	$145,700	0.2%	$17.35
2023	1	11,500	0.3%	320,000	0.5%	$27.83
2024	17	148,800	3.3%	2,297,800	3.6%	$15.44
2025	20	163,200	3.6%	1,956,300	3.0%	$11.99
2026	42	487,200	10.8%	5,780,600	9.0%	$11.86
2027	36	474,600	10.6%	6,758,100	10.5%	$14.24
2028	58	626,700	13.9%	9,605,700	14.9%	$15.33
2029	32	395,100	8.8%	5,458,000	8.5%	$13.81
2030	32	465,100	10.3%	7,272,200	11.3%	$15.64
2031	41	647,600	14.4%	8,586,700	13.3%	$13.26
2032	25	398,500	8.9%	5,348,400	8.3%	$13.42
2033	6	55,600	1.2%	845,200	1.3%	$15.20
2034	5	135,400	3.0%	1,439,000	2.2%	$10.63
2035	8	71,400	1.6%	1,317,500	2.0%	$18.45
2036	6	140,500	3.1%	3,521,400	5.5%	$25.06
2037	5	54,200	1.2%	641,900	1.0%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	2	149,600	3.3%	2,214,200	3.4%	$14.80
2040	1	48,400	1.1%	750,000	1.2%	$15.50
Total	340	4,496,000	100.0%	$64,459,000	100.0%	$14.34

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2023, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of June 30, 2023:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	37	379,100	8.4%	$6,908,700	10.7%
Ohio	42	559,100	12.4%	6,557,300	10.2%
Texas	36	389,900	8.6%	5,650,600	8.8%
Louisiana	39	404,600	9.0%	4,875,500	7.6%
Wisconsin	19	282,500	6.3%	4,234,600	6.6%
Alabama	15	268,800	6.0%	3,896,800	6.0%
Florida	21	216,300	4.8%	3,314,500	5.1%
Georgia	14	264,300	5.9%	3,034,200	4.7%
Tennessee	16	207,400	4.6%	2,955,500	4.6%
Massachusetts	1	102,100	2.3%	2,940,000	4.6%
Indiana	12	230,600	5.1%	2,638,000	4.1%
North Carolina	14	210,000	4.7%	2,525,500	3.9%
South Carolina	15	186,100	4.1%	2,510,300	3.9%
Pennsylvania	13	129,200	2.9%	2,106,900	3.3%
Minnesota	1	101,200	2.2%	1,415,800	2.2%
Missouri	7	72,700	1.6%	1,357,800	2.1%
Virginia	6	91,800	2.0%	1,354,800	2.1%
Nevada	2	31,100	0.7%	1,076,000	1.7%
Oklahoma	5	53,800	1.2%	685,300	1.1%
Michigan	2	53,200	1.2%	638,900	1.0%
Utah	2	44,700	1.0%	618,200	1.0%
Connecticut	3	38,000	0.8%	547,300	0.8%
California	2	35,000	0.8%	479,900	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Arizona	2	16,700	0.4%	308,700	0.5%
Iowa	3	29,300	0.6%	304,200	0.5%
Arkansas	3	29,400	0.7%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.2%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	109,600	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
New Jersey	1	2,700	0.1%	103,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.2%
Total Portfolio	340	4,511,500	100.0%	$64,459,000	100.0%

(a)
Annualized base rents is calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2023, no tenants were in a free rent concession period.

Activity for the Six Months Ended June 30, 2023

Property Acquisition

On March 31, 2023, the Company acquired a property from an unaffiliated entity not managed by ExchangeRight for a total purchase price of $2.3 million. ExchangeRight earned a 1.0% acquisition fee on this property acquisition totaling $22,000.

RSLCA Notes Receivable from Related Party

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in ExchangeRight Mezz Loans for ExchangeRight’s DST programs under the RSLCA. These notes receivable typically provide for liquidity within 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. ExchangeRight entered into the ExchangeRight Mezz Loans because, as the ultimate parent entity and sponsor of the Company, the Operating Partnership, and their business, it has a strong interest in the success of both the Company’s REIT platform and ExchangeRight’s DST platform and the structure of the loans facilitates an alignment between these two platforms. In this regard, ExchangeRight may use funds from the ExchangeRight Mezz Loans to facilitate acquisitions of properties owned or managed by affiliates of ExchangeRight, including the ExchangeRight DST entities. Therefore, by entering into this loan agreement, ExchangeRight seeks to enhance the performance and liquidity of the REIT portion of the overall ExchangeRight platform, which the Company and Trustee believe ultimately insures to the benefit of the Company and its shareholders. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. No firm determination has yet been made by the parties to extend the ExchangeRight Mezz Loans, nor have the terms of any such extended arrangements been determined. Effective April 4, 2022, the capacity under the RSLCA increased to a maximum of $250.0 million outstanding at any time. ExchangeRight received net advances of $18.5 million during the six months ended June 30, 2023 increasing the balance of the RSLCA notes receivable to $45.2 million at June 30, 2023.

Mortgage Loans Payable

On February 1, 2023, the Company entered into a mortgage secured by five properties for $38.5 million. The mortgage matures on February 1, 2028, bears interest at a fixed-rate of 6.12% and requires monthly interest only payments.

On February 9, 2023, the Company entered into a mortgage for $26.9 million. The mortgage matures on February 1, 2028, bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and requires monthly interest only payments. The loan is secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

The Company repaid a $6.4 million mortgage loan payable by its contractual maturity date of February 1, 2023 utilizing cash.

Revolving Lines of Credit

During the first quarter of 2023, the Company made repayments totaling $73.3 million under borrowing notes within the secured revolving line of credit. These repayments reduced the outstanding balance under this secured revolving credit facility to zero, and thus, the Company had no outstanding balance under this secured revolving line of credit as of June 30, 2023.

The unsecured revolving line of credit agreement, as amended in April 2023, now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 3.75%, while outstanding. The unsecured revolving line of credit will require monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of June 30, 2023.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the six months ended June 30, 2023:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 13, 2023	$27.71	$29.46	$28.72
April 14, 2023 through June 30, 2023	$27.74	$29.49	$28.75

The Company issued 451,704 Class I Common Shares and 558,736 Class A Common Shares resulting in an aggregate of $29.3 million in proceeds to the Company during the six months ended June 30, 2023. No Class S Common Shares were issued during the six months ended June 30, 2023.

The Company redeemed 148,096 Class I Common Shares totaling $3.8 million, and 82,927 Class A Common Shares totaling $2.1 million during the six months ended June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The variances in the Company’s results of operations for the three months ended June 30, 2023 and 2022 were primarily attributable to the acquisition of 120 properties for $344.3 million from July 1, 2022 through June 30, 2023 in addition to a full quarter of operating results for the 32 properties acquired from April 1, 2022 through June 30, 2022 for $103.7 million. The following table details the Company’s results of operations for the three months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,
	2023	2022	Change
Rental revenue	$18,960,000	$12,296,000	$6,664,000
Interest income on notes receivable from affiliates	1,280,000	2,935,000	(1,655,000)
Other	40,000	8,000	32,000
Property operating expenses	(2,192,000)	(1,598,000)	(594,000)
Management fees to affiliates	(626,000)	(463,000)	(163,000)
General and administrative expenses	(707,000)	(198,000)	(509,000)
Depreciation and amortization	(10,095,000)	(6,549,000)	(3,546,000)
Interest expense	(6,905,000)	(4,121,000)	(2,784,000)
Interest income	21,000	-	21,000
Net (loss) income	$(224,000)	$2,310,000	$(2,534,000)

The following table details the Company’s rental revenue, property operating expenses, and depreciation and amortization for the three months ended June 30, 2023 segmented by period of property acquisition:

	Properties acquired during			Total for the
	July 1, 2022 through	April 1, 2022 through	March 31, 2022 and	three months ended
	June 30, 2023	June 30, 2022	and prior	June 30, 2023
Base rents	$4,906,000	$1,532,000	$9,625,000	$16,063,000
Tenant reimbursables	462,000	185,000	1,205,000	1,852,000
Straight-line rent adjustments	70,000	13,000	155,000	238,000
Above/below market lease amortization, net	82,000	8,000	497,000	587,000
Lease termination income	-	-	220,000	220,000
Rental revenue	$5,520,000	$1,738,000	$11,702,000	$18,960,000

Property operating expenses	$509,000	$201,000	$1,482,000	$2,192,000

Depreciation and amortization	$3,204,000	$1,009,000	$5,882,000	$10,095,000

The following table details our rental revenue, property operating expenses and depreciation and amortization for the three months ended June 30, 2022 segmented by year of property acquisition:

	Properties acquired during			Total for the
	July 1, 2022 through	April 1, 2022 through	March 31, 2022 and	three months ended
	June 30, 2023	June 30, 2022	and prior	June 30, 2022
Base rents	$-	$617,000	$9,651,000	$10,268,000
Tenant reimbursables	-	91,000	1,276,000	1,367,000
Straight-line rent adjustments	-	15,000	145,000	160,000
Above/below market lease amortization, net	-	(2,000)	503,000	501,000
Lease termination income	-	-	-	-
Rental revenue	$-	$721,000	$11,575,000	$12,296,000

Property operating expenses	$-	$101,000	$1,497,000	$1,598,000

Depreciation and amortization	$-	$445,000	$6,104,000	$6,549,000

The following table details the variances between the Company’s rental revenue, property operating expenses, and depreciation and amortization for the three months ended June 30, 2023 as compared to June 30, 2022 segmented by period of property acquisition:

				Total variance between
	Properties acquired during			the three months ended
	July 1, 2022 through	April 1, 2022 through	March 31, 2022 and	June 30, 2023 and
	June 30, 2023	June 30, 2022	and prior	June 30, 2022
Base rents	$4,906,000	$915,000	$(26,000)	$5,795,000
Tenant reimbursables	462,000	94,000	(71,000)	485,000
Straight-line rent adjustments	70,000	(2,000)	10,000	78,000
Above/below market lease amortization, net	82,000	10,000	(6,000)	86,000
Lease termination income	-	-	220,000	220,000
Rental revenue	$5,520,000	$1,017,000	$127,000	$6,664,000

Property operating expenses	$509,000	$100,000	$(15,000)	$594,000

Depreciation and amortization	$3,204,000	$564,000	$(222,000)	$3,546,000

Rental revenue and property operating expenses increases were primarily attributable to the acquisition of 120 properties totaling $344.3 million from July 1, 2022 through June 30, 2023 in addition to a full quarter of rental revenue and property operating expenses for the 32 properties acquired from April 1, 2022 through June 30, 2022 for $103.7 million.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding borrowings under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $1.7 million lower during the three months ended June 30, 2023 as a result of an approximate $58.2 million decrease in the average daily outstanding balance of the RSLCA during the three months ended June 30, 2023 versus the three months ended June 30, 2022. In addition, interest income from borrowings under the notes receivable from affiliated parties was $0.1 million and $0 during the three months ended June 30, 2023 and 2022, respectively.

Management fees to affiliates increased $164,000, or 35% for the three months ended June 30, 2023 versus June 30, 2022. Management fees to affiliates were higher in the three months ended June 30, 2023 as a result of 120 property acquisitions totaling $344.3 million from July 1, 2022 through June 30, 2023. Asset and property management fees increased $100,000 and $63,000 during the three months ended June 30, 2023 versus the three months ended June 30, 2022, respectively, for the same reason.

General and administrative expenses increased $509,000, or 257% for the three months ended June 30, 2023 versus June 30, 2022. General and administrative expenses were higher mainly due to an increase in audit, tax and legal fees in connection with the Company's Form 10 registration statement.

Depreciation and amortization increased $3.5 million, or 54% for the three months ended June 30, 2023 versus June 30, 2022. The increase is directly attributable to the acquisition of 120 properties from July 1, 2022 through June 30, 2023 in addition to a full quarter of depreciation and amortization for the 32 properties acquired from April 1, 2022 through June 30, 2022. Acquisitions from July 1, 2022 through June 30, 2023 resulted in $269.7 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs. Additionally, acquisitions from April 1, 2022 through June 30, 2022 resulted in $83.2 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs.

Interest expense increased during the three months ended June 30, 2023 versus 2022 as a result of (1) the assumption of $182.0 million of mortgage loans payable from the acquisition of 120 properties via merger agreements with six former 1031-exchangeable portfolios from July 1, 2022 through June 30, 2023, (2) the assumption of $54.9 million of mortgage loans payable from the acquisition of 32 properties via merger agreements with two former 1031-exchangeable portfolios from April 1, 2022 through June 30, 2022, (3) the increase of 350 basis points in the prime rate from June 30, 2022 (4.75%) to June 30, 2023 (8.25%) which is directly attributable to the increase in contractual interest expense relating to the secured and unsecured revolving credit facilities while the debt instruments were outstanding and (4) an increase of $0.7 million in amortization of below market debt associated with the assumption of mortgage loans payable.

Comparison of the Six Months Ended June 30, 2023 and 2022

The variances in the Company’s results of operations for the six months ended June 30, 2023 and 2022 were primarily attributable to the acquisition of 120 properties for $344.3 million from July 1, 2022 through June 30, 2023 in addition to a full six months of operating results for the 67 properties acquired from January 1, 2022 through June 30, 2022 for $197.6 million. The following table details the Company’s results of operations for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
	2023	2022	Change
Rental revenue	$38,487,000	$23,098,000	$15,389,000
Interest income on notes receivable from affiliates	2,446,000	5,356,000	(2,910,000)
Other	46,000	19,000	27,000
Property operating expenses	(5,062,000)	(3,085,000)	(1,977,000)
Management fees to affiliates	(1,247,000)	(865,000)	(382,000)
General and administrative expenses	(1,135,000)	(415,000)	(720,000)
Depreciation and amortization	(20,252,000)	(12,076,000)	(8,176,000)
Interest expense	(14,137,000)	(7,396,000)	(6,741,000)
Interest income	21,000	-	21,000
Net (loss) income	(833,000)	4,636,000	(5,490,000)

The following table details the Company’s rental revenue, property operating expenses, and depreciation and amortization for the six months ended June 30, 2023 segmented by period of property acquisition:

	Properties acquired during			Total for the
	July 1, 2022 through	January 1, 2022 through	2021 and	six months ended
	June 30, 2023	June 30, 2022	and prior	June 30, 2023
Base rents	$9,721,000	$5,746,000	$16,626,000	$32,093,000
Tenant reimbursables	1,040,000	789,000	2,457,000	4,286,000
Straight-line rent adjustments	159,000	44,000	287,000	490,000
Above/below market lease amortization, net	158,000	167,000	853,000	1,178,000
Lease termination income	-	-	440,000	440,000
Rental revenue	$11,078,000	$6,746,000	$20,663,000	$38,487,000

Property operating expenses	$1,180,000	$883,000	$2,999,000	$5,062,000

Depreciation and amortization	$6,361,000	$3,951,000	$9,940,000	$20,252,000

The following table details our rental revenue, property operating expenses and depreciation and amortization for the six months ended June 30, 2022 segmented by year of property acquisition:

	Properties acquired during			Total for the
	July 1, 2022 through	January 1, 2022 through	2021 and	six months ended
	June 30, 2023	June 30, 2022	and prior	June 30, 2022
Base rents	$-	$2,509,000	$16,620,000	$19,129,000
Tenant reimbursables	-	370,000	2,349,000	2,719,000
Straight-line rent adjustments	-	27,000	272,000	299,000
Above/below market lease amortization, net	-	94,000	857,000	951,000
Lease termination income	-	-	-	-
Rental revenue	$-	$3,000,000	$20,098,000	$23,098,000

Property operating expenses	$-	$433,000	$2,652,000	$3,085,000

Depreciation and amortization	$-	$1,702,000	$10,374,000	$12,076,000

The following table details the variances between the Company’s rental revenue, property operating expenses, and depreciation and amortization for the six months ended June 30, 2023 as compared to June 30, 2022 segmented by period of property acquisition:

				Total variance between
	Properties acquired during			the six months ended
	July 1, 2022 through	January 1, 2022 through	2021 and	June 30, 2023 and
	June 30, 2023	June 30, 2022	and prior	June 30, 2022
Base rents	$9,721,000	$3,237,000	$6,000	$12,964,000
Tenant reimbursables	1,040,000	419,000	108,000	1,567,000
Straight-line rent adjustments	159,000	17,000	15,000	191,000
Above/below market lease amortization, net	158,000	73,000	(4,000)	227,000
Lease termination income	-	-	440,000	440,000
Rental revenue	$11,078,000	$3,746,000	$565,000	$15,389,000

Property operating expenses	$1,180,000	$450,000	$347,000	$1,977,000

Depreciation and amortization	$6,361,000	$2,249,000	$(434,000)	$8,176,000

Rental revenue and property operating expenses increases were primarily attributable to the acquisition of 120 properties totaling $344.3 million from July 1, 2022 through June 30, 2023 in addition to a full six months of rental revenue and property operating expenses for the 67 properties acquired from January 1, 2022 through June 30, 2022 for $197.6 million.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding borrowings under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $3.1 million lower during the six months ended June 30, 2023 as a result of an approximate $52.0 million decrease in the average daily outstanding balance of the RSLCA during the six months ended June 30, 2023 versus the six months ended June 30, 2022. In addition, interest income from borrowings under the notes receivable from affiliated parties was $0.2 million and $0 during the six months ended June 30, 2023 and 2022, respectively.

Management fees to affiliates increased $0.4 million, or 44% for the six months ended June 30, 2023 versus June 30, 2022. Management fees to affiliates were higher in the six months ended June 30, 2023 as a result of 120 property acquisitions totaling $344.3 million from July 1, 2022 through June 30, 2023. Asset and property management fees increased $0.2 million and $0.1 million during the six months ended June 30, 2023 versus the six months ended June 30, 2022, respectively, for the same reason.

General and administrative expenses increased $0.7 million, or 174% for the six months ended June 30, 2023 versus June 30, 2022. General and administrative expenses were higher due to an increase in audit, tax and legal fees in connection with the Company's Form 10 registration statement.

Depreciation and amortization increased $8.2 million, or 68% for the six months ended June 30, 2023 versus June 30, 2022. The increase is directly attributable to the acquisition of 120 properties from July 1, 2022 through June 30, 2023 in addition to a full six months of depreciation and amortization for the 67 properties acquired from January 1, 2022 through June 30, 2022. Acquisitions from July 1, 2022 through June 30, 2023 resulted in $269.7 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs. Additionally, acquisitions from January 1, 2022 through June 30, 2022 resulted in $162.3 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs.

Interest expense increased during the six months ended June 30, 2023 versus 2022 as a result of (1) the assumption of $182.0 million of mortgage loans payable from the acquisition of 120 properties via merger agreements with six former 1031-exchangeable portfolios from July 1, 2022 through June 30, 2023, (2) the assumption of $104.5 million of mortgage loans payable from the acquisition of 67 properties via merger agreements with four former 1031-exchangeable portfolios from January 1, 2022 through June 30, 2022, (3) the increase of 350 basis points in the prime rate from June 30, 2022 (4.75%) to June 30, 2023 (8.25%) which is directly attributable to the increase in contractual interest expense relating to the secured and unsecured revolving credit facilities while the debt instruments were outstanding and (4) an increase of $1.4 million in amortization of below market debt associated with the assumption of mortgage loans payable.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Class A and Class I Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand and cash flow generated from operations.

The Company received payment of 100% of contractual based rents during the three and six months ended June 30, 2023 and 2022, respectively. The Company’s strategy targets properties with net leases to insulate our shareholders from rising costs and surprise repair costs that affect other types of real estate investments. Longer lease terms primarily with investment-grade national tenants successfully operating in historically recession-resilient sectors are also intended to provide stable income that can help bridge economic cycles.

In order to earn a return on the funds maintained for liquidity to fund the share repurchase program and other liquidity needs, the Company has invested in a short-term mezzanine loan to ExchangeRight for ExchangeRight’s DST programs under the RSLCA. These notes receivable typically provide for liquidity within 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company as the two have a strong alignment of interest for both the REIT and DST platforms to succeed. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. The Company’s investment totaled $45.2 million as of June 30, 2023.

The Company’s notes receivable under the RSLCA are secured by interests in an entity that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in this program is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the six months ended June 30, 2023 and year ended December 31, 2022. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

In January 2021, the Company entered into an unsecured revolving line of credit with a financial institution. The unsecured revolving line of credit agreement, as amended, has a maturity date of January 15, 2024, with a maximum of $15.0 million outstanding at any time, and bears interest at a rate equal to the prime rate per annum with an interest rate floor of 3.75%, while outstanding. The unsecured revolving line of credit will require monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of June 30, 2023.

Additionally, on May 19, 2021, the Company and ExchangeRight entered into a secured revolving line of credit. The Company is only legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is a guarantor on all outstanding borrowings. The secured revolving line of credit agreement, as amended, is for an initial term of two years, with a maximum of $85.0 million outstanding at any time, and will require monthly payments. Repayment of each borrowing note within the secured line of credit is as follows:

Loan to cost %	Repayment terms
80%	Three months interest only followed by a 25-year amortization
75%	Six months interest only followed by a 30-year amortization
70%	12 months interest only followed by a 30-year amortization

The interest only period bears interest at a rate equal to the prime rate less 50 basis points. The amortization principal period requires payments at a current interest rate of 7.75% as of June 30, 2023. Each borrowing under the facility had an initial term of 12 months, with two, six-month extension options. Utilizing the net proceeds from the mortgages entered in February 2023 disclosed below, along with available cash, the Company made repayments totaling $73.3 million under borrowing notes within the secured revolving line of credit during 2023. These repayments reduced the outstanding balance under this secured revolving credit facility to zero as of June 30, 2023.

Fixed-rate mortgage loans payable are composed of the following as of June 30, 2023:

		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage (a)	30 Year Amort	10/1/2023	$7,757,000	5.54%
Fixed-rate mortgage	30 Year Amort	3/1/2024	10,926,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (b)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			568,622,000	4.33%
Unamortized issuance costs, net			(1,210,000)
Unamortized (discount)/premium, net			(10,704,000)
			$556,708,000

(a)
Mortgage is currently callable by the lender as a result of the merger agreement for the acquisition of the entity holding the property securing the mortgage loan.
(b)
This fixed-rate mortgage became a recourse loan on March 30, 2023.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.

The following table details the Company’s scheduled debt maturities as of June 30, 2023:

	Mortgage loans payable
	Scheduled	Balloon
Year	principal	payments		Total
Remainder of 2023	$169,000	$7,683,000	(a)	$7,852,000
2024	31,000	45,710,000		45,741,000
2025	-	96,501,000		96,501,000
2026	-	77,445,000		77,445,000
2027	-	134,223,000		134,223,000
Thereafter	-	206,860,000		206,860,000
	$200,000	$568,422,000		$568,622,000

(a)
Mortgage is currently callable by the lender as a result of the merger agreement for the acquisition of the entity holding the property securing the mortgage loan.

On February 1, 2023, the Company entered into a mortgage secured by five properties for $38.5 million. The mortgage matures on February 1, 2028, bears interest at a fixed-rate of 6.12% and requires monthly interest only payments.

On February 9, 2023, the Company entered into a mortgage for $26.9 million. The mortgage matures on February 1, 2028, bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and requires monthly interest only payments. The loan is secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

The mortgage loans payable mature at various dates from October 2023 through January 2031. The Company intends to repay the mortgage debt maturing in October 2023 with either available cash, proceeds from repayments under the RSLCA, or secured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $13.1 million in restricted cash as of June 30, 2023.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are summarized below:

	Six months ended June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$21,645,000	$16,597,000
Investing activities	$(21,190,000)	$(76,314,000)
Financing activities	$(16,077,000)	$54,092,000

Operating Activities

Net cash from operating activities was $21.6 million and $16.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase between the six months ended June 30, 2023 and 2022 was primarily a result of the full six month operating results for the 187 properties acquired on various dates from January 1, 2022 through June 30, 2023 for an aggregate purchase price of $541.9 million, which was offset by (1) an increase in cash paid for interest of $5.8 million and (2) a decrease in interest income of $2.9 million from the RSLCA and notes receivable from affiliated parties.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, leasehold improvements and net advances/repayments on the RLSCA and notes receivable from affiliated parties.

During the six months ended June 30, 2023, the Company had $18.5 million in net advances under the RSLCA, acquired a property for a total cash outlay of $2.3 million and incurred expenditures of $0.4 million for improvements of real estate. During the six months ended June 30, 2022, the Company acquired properties for a total cash outlay of $45.1 million, had $30.9 million in net advances under the RSLCA and incurred expenditures of $0.3 million for improvements of real estate.

Financing Activities

During the six months ended June 30, 2023, the Company had net repayments of $73.3 million from its revolving credit facilities, distributions of $12.9 million to the holders of Class A and Class I Common Shares, distributions of $6.6 million to the holders of OP Units, mortgage loans payable repayments of $6.5 million, redemptions of $6.0 million of Class A and Class I Common Shares and financing costs of $0.8 million relating to the two mortgage loans payable entered into in February 2023 which was offset by proceeds of $65.4 million relating to two mortgage loans payable entered into in February 2023, proceeds of $21.6 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $3.0 million.

During the six months ended June 30, 2022, the Company had proceeds of $58.9 million from the issuance of Class A and Class I Common Shares, pending trade deposits of $10.4 million, proceeds of $7.5 million from its revolving credit facilities, distributions of $10.0 million to the holders of Class A and Class I Common Shares, redemptions of $8.1 million of OP Units, distributions of $2.8 million to the holders of OP Units, issuance costs of $0.5 million in relation to the offering and sale of OP Units, repayments of $0.5 million from its revolving credit facilities, redemptions of $0.3 million of Class A and Class I Common Shares, mortgage loans payable repayments of $0.2 million and financing costs of $0.2 million relating to the Company's revolving credit facilities.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through June 30, 2023. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.3 million were declared but not yet paid as of June 30, 2023.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share and Class I Common Share for the six months ended June 30, 2023, respectively:

	2023
	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
April	$0.1449	$0.1449
May	$0.1449	$0.1449
June	$0.1449	$0.1449
	$0.8694	$0.8694

The following table details the sources of our distributions during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023		2022
	Amount	Percentage	Amount	Percentage
Distributions
Class A and Class I Common Shares	$13,023,000	66.6%	$10,363,000	78.1%
Noncontrolling interests	6,543,000	33.4%	2,909,000	21.9%
Total distributions	$19,566,000	100.0%	$13,272,000	100.0%

Sources of Distributions
Cash flows from operating activities (a)	$19,566,000	100.0%	$13,272,000	100.0%

Cash flows from operating activities	$21,645,000		$16,597,000
Funds from Operations ("FFO") (b)	$19,469,000		$16,752,000
Adjusted FFO (b)	$19,647,000		$15,815,000

(a)
As of June 30, 2023, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date distributions.
(b)
A reconciliation of net (loss) income attributable to common shareholders’ to FFO and Adjusted FFO for the six months ended June 30, 2023 and 2022, respectively, is disclosed below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at June 30, 2023:

	Mortgage loans		Interest	Operating ground
Year	payable		payments (b)	lease obligation	Total
Remainder of 2023	$7,852,000	(a)	$12,418,000	$142,000	$20,412,000
2024	45,741,000		23,087,000	285,000	69,113,000
2025	96,501,000		20,168,000	285,000	116,954,000
2026	77,445,000		16,819,000	285,000	94,549,000
2027	134,223,000		12,366,000	285,000	146,874,000
Thereafter	206,860,000		6,356,000	29,029,000	242,245,000
Total	$568,622,000		$91,214,000	$30,311,000	$690,147,000

(a)
Includes a $7.7 million balloon payment for a mortgage with a contractual maturity date in October 2023 that is currently callable by the lender as a result of the merger agreement for the acquisition of the entity holding the property securing the mortgage loan.
(b)
The interest rates used in this calculation are the rates in effect for all debt obligations as of June 30, 2023.

On February 1, 2023, the Company entered into a mortgage secured by five properties for $38.5 million. The mortgage matures on February 1, 2028, bears interest at a fixed-rate of 6.12% and requires monthly interest only payments.

Furthermore, on February 9, 2023, the Company entered into a mortgage for $26.9 million. The mortgage matures on February 1, 2028, and bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and requires monthly interest only payments. The loan is secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

Related and Affiliated Party Transactions and Agreements

The Company has entered into agreements with ExchangeRight and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, ExchangeRight or its affiliates for acquisition fees and actual incurred out-of-pocket expenses, but specifically excluding reimbursement related to employee compensation. The Company is also subject to a fee arrangement with ExchangeRight and its affiliates for organization and offering costs and asset and property management fees.

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.3 million and $0.5 million were included in equity for the six months ended June 30, 2023 and 2022, respectively, for which the Company was obligated to reimburse ExchangeRight. As of June 30, 2023, the Company is obligated to reimburse ExchangeRight for $20,000 of these reimbursable offering costs.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of June 30, 2023 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2022 included in the Company's Form 10 Registration Statement that was filed with the Securities and Exchange Commission on July 7, 2023. There have been no material changes in such critical accounting policies during the six months ended June 30, 2023.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current values, performance of real estate held by these VIEs, and general market conditions.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

Investment in Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. Assets are recognized at fair value at acquisition date.

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements and tenant improvements. Intangible assets include the value of in-place leases and above-market leases and intangible liabilities include below-market leases. The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the relative fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including tenant improvements, leasing commissions, legal and other related expenses.

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company's methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company's own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable life
Buildings	39 years
Building and site improvements	Ranging from 5 to 20 years
Tenant improvements	Shorter of the term of the related lease or useful life
Intangible lease assets and liabilities	Term of the related lease

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in receivables on the accompanying condensed consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

A limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. Revenues also may include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured.

If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is typically not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.

When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•
whether the lease stipulates how a tenant improvement allowance may be spent;
•
whether the amount of a tenant improvement allowance is in excess of market rates;
•
whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•
whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•
whether the tenant improvements are expected to have any residual value at the end of the lease.

Noncontrolling Interests

The Company presents noncontrolling interests, which represents OP Units, and classifies such interests as a component of equity, separate from the Company's shareholders' equity. Noncontrolling interests were created as part of contribution and merger agreements with former 1031-exchangeable portfolios that were previously managed by ExchangeRight on behalf of investors and recognized at fair value as of the date of the transaction. The holders of OP Units have the right to exchange their OP Units for the same number of the Company’s Class I Common Shares, subject to a one-year holding period from the date of initial investment.

Income Taxes

The Company has elected and is qualified to be taxed as a REIT, as it complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its shareholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Application of tax laws and regulations to various types of transactions is susceptible to varying interpretations. Therefore, amounts reported in the condensed consolidated financial statements could be changed at a later date upon examination and final determination by the taxing authorities. No such examinations by taxing authorities are presently in process.

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

Inflation

During 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth.

If inflation rates continue to increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

Non-GAAP Financial Measures

FFO and Adjusted FFO

FFO is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The Company presents FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT generally defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment write-downs on real estate properties directly attributable to decreases in the value of depreciable real estate, plus real estate related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.

The Company also considers Adjusted Funds From Operations (“Adjusted FFO”) to be an additional meaningful financial measure of financial performance as it provides supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. The Company believes Adjusted FFO further assists in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

FFO and Adjusted FFO should be reviewed with net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Adjusted FFO do not represent cash generated from operating activities and should not be considered as an alternative to net (loss) income attributable to common shareholders or to cash flow from operating activities. The Company’s computations of

FFO and Adjusted FFO may differ from the computations utilized by other REITs and, accordingly, may not be comparable to such REITs.

A reconciliation of net (loss) income attributable to common shareholders to FFO and Adjusted FFO for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to common shareholders	$(151,000)	$1,798,000	$(554,000)	$3,619,000
Depreciation and amortization	10,121,000	6,572,000	20,302,000	12,116,000
Net (loss) income attributable to noncontrolling interests	(73,000)	512,000	(279,000)	1,017,000
FFO applicable to diluted common shares	9,897,000	8,882,000	19,469,000	16,752,000
Adjustments:
Straight-line rent adjustments	(238,000)	(160,000)	(490,000)	(299,000)
Above/below market lease amortization, net	(587,000)	(501,000)	(1,178,000)	(951,000)
Amortization of deferred financing costs	74,000	95,000	279,000	172,000
Above/below market debt amortization, net	714,000	26,000	1,427,000	-
Straight-line ground rent adjustments	40,000	40,000	81,000	82,000
Amortization of tax incentive financing arrangement	29,000	30,000	59,000	59,000
Adjusted FFO applicable to diluted common shares	$9,929,000	$8,412,000	$19,647,000	$15,815,000

FFO per diluted common shares	$0.44	$0.55	$0.86	$1.10
Adjusted FFO per diluted common shares	$0.44	$0.52	$0.87	$1.03

Weighted average number of diluted common shares (a):
Common shares	15,186,606	12,598,938	14,987,459	11,936,771
OP Units	7,520,973	3,580,425	7,537,824	3,355,024
	22,707,579	16,179,363	22,525,283	15,291,795

(a) The weighted average number of diluted common shares used to compute FFO and Adjusted FFO applicable to diluted common shares includes OP Units that are excluded from the computation of diluted EPS as the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share.

Net Asset Value

The Company calculates NAV per share in accordance with the valuation guidelines that have been approved by our Trustee. Our Trustee has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, our Trustee has adopted a model which adjusts the value of certain of our investments in real estate assets from historical cost to fair value. Our Trustee oversees the process of determining our estimated NAV per share, which includes considering estimated values of our commercial real estate assets and investments, including related liabilities, based upon, in certain instances, reports of the discounted cash flows generated by the underlying real estate provided by an independent valuation firm. The Trustee, upon its receipt and review of such valuation report, will determine a reasonable range for our estimated NAV per share and an estimated NAV per share. The independent valuation firm is not responsible for, and does not prepare, our NAV per share. The final determination of our NAV per share is made by our Trustee. The estimated NAV per share will represent approximately the mid-point of the range of values reflecting the effect of using different discount rates and terminal capitalization rates in the sensitivity analysis. Such NAV may be declared prior to the finalization, and ultimate issuance, of our quarterly or annual financial statements which may result in an immaterial variance in the declared NAV per share to the final reconciliation of NAV per share after the review and issuance of such financial statements is completed. If any such variance was ever determined to be material, our Trustee would declare a revised NAV per share for the quarter. Our Trustee has used the mid-point of the independent valuation firm’s real estate value range in setting the NAV per share since our formation.

We will cause our real property portfolio to be valued quarterly by an independent valuation firm, which will apply the fair value methodologies detailed within the Financial Accounting Standards Board ASC Topic 820, Fair Value Measurements and Disclosures. An independent valuation firm will review information provided by our Trustee regarding the properties we own as of the end of the quarter including location, building size, tenancy, lease rates, lease term and various other relevant metrics. The independent valuation firm will also research and analyze market data and valuation benchmarks in connection with each quarterly valuation. The independent valuation firm will principally focus on the income approach with each quarterly valuation and may perform the following actions in connection with its quarterly valuations:

•
Hold interviews with the employees of our Trustee regarding historical valuation methodology, expertise of the portfolio, and industry expertise;
•
Independently research comparable portfolio transactions and individual property transactions;
•
Review third party market reports; and
•
Perform a discounted cash flow (“DCF”) approach on our portfolio.

In performing each quarterly valuation, our Trustee will provide the independent valuation firm with certain data, including but not limited to the following:

•
Real property listing: a master list of all leased properties including all relevant details of each such property including location, lease terms, and other relevant factors.
•
Leases and lease amendments: the lease files provide data such as property type, address, lease terms and rent details for the leased real property.
•
Estoppels and move-in notices: the documents utilized to verify commencement of leases for build-to-suit properties.
•
Property surveys: the documents that verify the size of each leased premise.

The Company’s total NAV presented in the following tables includes the NAV of our Class A, I and S Common Shares, as well as the OP Units as of June 30, 2023 and per share/unit is identical for Class A, I and S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of June 30, 2023 and December 31, 2022:

Components	June 30, 2023	December 31, 2022
Investments in real estate	$1,118,600,000	$1,140,500,000
RSLCA notes receivable from affiliates	45,239,000	26,723,000
Notes receivable from affiliates	6,012,000	6,007,000
Cash and cash equivalents	7,956,000	22,439,000
Restricted cash	13,067,000	14,206,000
Receivables	5,886,000	5,821,000
Other assets	739,000	1,378,000
Mortgage loan payable	(556,708,000)	(497,067,000)
Revolving credit facilities	-	(73,311,000)
Pending trade deposits	(2,954,000)	(6,446,000)
Accounts payable, accrued expenses and other liabilities	(10,535,000)	(9,207,000)
Distributions payable	(3,302,000)	(3,189,000)
Due (to)/from affiliates, net	(454,000)	54,000
NAV	$623,546,000	$627,908,000

Class A Common Shares	9,743,917	9,268,108
Class I Common Shares	5,535,028	5,193,941
Class S Common Shares	-	-
OP Units	7,517,466	7,554,622
Total outstanding Common Shares/OP Units	22,796,411	22,016,671

NAV per share/unit	$27.35	$28.52

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of June 30, 2023 and December 31, 2022:

Reconciliation of Shareholders’ Equity to NAV	June 30, 2023	December 31, 2022
Total shareholders’ equity	$350,218,000	$340,843,000
Noncontrolling interests attributable to operating partnership	180,333,000	188,231,000
Total equity per GAAP	530,551,000	529,074,000
Adjustment:
Fair value adjustment of real estate investments	92,995,000	98,834,000
NAV	$623,546,000	$627,908,000

The Company’s investments in real estate are presented under historical cost in our GAAP unaudited interim condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At June 30, 2023, $0.2 million is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) June 30, 2023 are recorded at fair value using a weighted average discount rate of 6.50% with a range of 6.40% to 6.60% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2022 are recorded at fair value using a weighted average discount rate of 6.35% with a range of 6.25% to 6.45% and weighted average exit capitalization rate of 5.65% with a range of 5.55% to 5.75%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s June 30, 2023 and December 31, 2022 NAV for the changes in the weighted average discount and exit capitalization rate.

June 30, 2023
Input	Hypothetical change	NAV per share/unit
Discount rate (weighted average)	25 bps decrease	$28.26
Discount rate (weighted average)	25 bps increase	$26.43
Exit capitalization rate (weighted average)	25 bps decrease	$28.64
Exit capitalization rate (weighted average)	25 bps increase	$26.14

December 31, 2022
Input	Hypothetical change	NAV per share/unit
Discount rate (weighted average)	25 bps decrease	$29.48
Discount rate (weighted average)	25 bps increase	$27.54
Exit capitalization rate (weighted average)	25 bps decrease	$29.92
Exit capitalization rate (weighted average)	25 bps increase	$27.71

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules, forms and regulations and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We and our Trustee may from time to time be a party to legal proceedings which arise in the ordinary course of our business. The Company’s management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries, or the Trustee, are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 7, 2023. There have been no material changes from these previously disclosed risk factors for the three months ended June 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Private Offering of Common Shares

On February 28, 2019, we commenced private placement offerings of our Class I and Class A Common Shares, the terms of which have been updated from time to time (the “Private Offering”). Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. All sales of common shares described in this section which were made during the three months ended June 30, 2023, were sold in reliance on the exemption provided by Rule 506(b) of Regulation D.

During the three months ended June 30, 2023, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Price Per Share	Aggregate Offering Price
Class I Common Shares	194,897	$27.74	$5,406,443
Class A Commons Shares	111,741	$29.49	$3,295,242
Class S Common Shares	-	$28.75	-
Total	306,638		$8,701,685

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended June 30, 2023, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $269,000, allocable among the various classes of our common shares as follows: $14,000 with respect to the Class I Common Shares; and $255,000 with respect to the Class A Common Shares.

Issuance of Common Shares to OP Unitholders

The holders of the Operating Partnership’s Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all Class I Common Units tendered for redemption in the form of Class I Common Shares.

During the three months ended June 30, 2023, holders of 37,479 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 37,479 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended June 30, 2023.

Share Repurchases

The Company has a share repurchase program to provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5% of the Company’s issued and outstanding shares per fiscal year pursuant to the share repurchase program. Affiliates may seek to have their shares repurchased on the same terms and limitations as the common shareholders. However, notwithstanding the foregoing, ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company.

During the three months ended June 30, 2023, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
April 2023	64,285	18,466	$25.79	$25.58	64,285	18,466	N/A	N/A
May 2023	10,166	-	$26.32	$-	10,166	-	N/A	N/A
June 2023	-	-	$-	$-	-	-	N/A	N/A
Total	74,451	18,466			74,451	18,466

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no express expiration date for the program.
(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGERIGHT INCOME FUND

August 1, 2023	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

August 1, 2023	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)