Form 10-Q
period 2023-09-30
ExchangeRight Income Fund
filed 2023-10-31
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of October 31, 2023, the issuer had the following shares of common stock outstanding: 9,845,092 Class A Common Shares, $0.01 par value per share; and 5,716,374 Class I Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended September 30, 2023

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Real estate:
Land	$209,073,000	$195,295,000
Buildings and improvements	892,987,000	828,454,000
	1,102,060,000	1,023,749,000
Less accumulated depreciation	(55,044,000)	(34,663,000)
Real estate, net	1,047,016,000	989,086,000
Intangible assets, net	72,114,000	76,387,000
RSLCA notes receivable from affiliates	19,256,000	26,723,000
Restricted cash	14,348,000	14,206,000
Cash and cash equivalents	6,549,000	22,439,000
Receivables	8,377,000	7,187,000
Notes receivable from affiliates	6,015,000	6,007,000
Right-of-use asset	4,641,000	4,609,000
Other assets	1,365,000	1,712,000
Due from affiliates	318,000	54,000
TOTAL ASSETS	$1,179,999,000	$1,148,410,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$589,006,000	$497,067,000
Revolving credit facilities	-	73,311,000
Intangible liabilities, net	25,353,000	25,337,000
Accounts payable, accrued expenses and other liabilities	10,890,000	9,214,000
Right-of-use liability	4,925,000	4,772,000
Pending trade deposits	1,153,000	6,446,000
Distributions payable	3,434,000	3,189,000
Due to affiliates	20,000	-
Total liabilities	634,781,000	619,336,000

Commitments and contingencies

Equity:
Class A common shares, $0.01 par value per share, 79,273,558 and 77,425,099 shares authorized, 9,861,179 and 9,268,108 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	99,000	93,000
Class I common shares, $0.01 par value per share, 79,273,558 and 77,425,099 shares authorized, 5,733,448 and 5,193,941 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	57,000	52,000
Class S common shares, $0.01 par value per share, 79,273,558 and 77,425,099 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	403,148,000	371,459,000
Cumulative distributions in excess of net income	(51,338,000)	(30,761,000)
Accumulated other comprehensive income	178,000	-
Total shareholders’ equity	352,144,000	340,843,000
Noncontrolling interests attributable to operating partnership	193,074,000	188,231,000
Total equity	545,218,000	529,074,000
TOTAL LIABILITIES AND EQUITY	$1,179,999,000	$1,148,410,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$19,409,000	$15,367,000	$57,896,000	$38,465,000
Interest income on notes receivable from affiliates	1,301,000	2,455,000	3,747,000	7,811,000
Other	8,000	-	54,000	19,000
Total revenues	20,718,000	17,822,000	61,697,000	46,295,000

Operating expenses
Property operating expenses	2,551,000	1,913,000	7,613,000	4,998,000
Management fees to affiliates	556,000	588,000	1,803,000	1,453,000
General and administrative expenses	391,000	241,000	1,526,000	656,000
Depreciation and amortization	10,306,000	8,312,000	30,558,000	20,388,000
Total operating expenses	13,804,000	11,054,000	41,500,000	27,495,000

Income from operations	6,914,000	6,768,000	20,197,000	18,800,000

Other income and expenses
Interest expense	(7,344,000)	(5,823,000)	(21,481,000)	(13,219,000)
Interest income	26,000	-	47,000	-
Total other expenses, net	(7,318,000)	(5,823,000)	(21,434,000)	(13,219,000)

Net (loss) income	(404,000)	945,000	(1,237,000)	5,581,000

Net loss (income) attributable to noncontrolling interests	134,000	(358,000)	413,000	(1,375,000)

Net (loss) income attributable to common shareholders	$(270,000)	$587,000	$(824,000)	$4,206,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.02)	$0.04	$(0.05)	$0.34

Weighted average number of common shares outstanding, basic and diluted	15,485,383	13,542,077	15,155,258	12,477,753

Other comprehensive income (loss):
Net (loss) income	$(404,000)	$945,000	$(1,237,000)	$5,581,000
Other comprehensive income - unrealized income on change in fair value of cash flow hedges	460,000	$-	271,000	-
Comprehensive income (loss)	56,000	945,000	(966,000)	5,581,000
Comprehensive (income) loss attributable to noncontrolling interests	(21,000)	(358,000)	320,000	(1,375,000)
Comprehensive income (loss) attributable to common shareholders	$35,000	$587,000	$(646,000)	$4,206,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2023

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	income (loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	(403,000)	-	(403,000)	(206,000)	(609,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(585,000)	(585,000)	(294,000)	(879,000)
Issuance of common shares	446,995	5,000	256,807	3,000	-	-	20,622,000	-	-	20,630,000	-	20,630,000
Repurchase of common shares	(64,461)	(1,000)	(73,645)	(1,000)	-	-	(3,531,000)	-	-	(3,533,000)	-	(3,533,000)
Offering costs	-	-	-	-	-	-	(995,000)	-	-	(995,000)	-	(995,000)
Distributions	-	-	-	-	-	-	-	(6,423,000)	-	(6,423,000)	(3,275,000)	(9,698,000)
Balance, March 31, 2023	9,650,642	97,000	5,377,103	54,000	-	-	387,555,000	(37,587,000)	(585,000)	349,534,000	184,456,000	533,990,000
Net (loss)	-	-	-	-	-	-	-	(151,000)	-	(151,000)	(73,000)	(224,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	458,000	458,000	232,000	690,000
Issuance of common shares	111,741	-	194,897	2,000	-	-	8,693,000	-	-	8,695,000	-	8,695,000
Repurchase of common shares	(18,466)	-	(74,451)	(1,000)	-	-	(2,450,000)	-	-	(2,451,000)	-	(2,451,000)
Conversion of OP Units to common shares	-	-	37,479	-	-	-	1,014,000	-	-	1,014,000	(1,014,000)	-
Offering costs	-	-	-	-	-	-	(281,000)	-	-	(281,000)	-	(281,000)
Distributions	-	-	-	-	-	-	-	(6,600,000)	-	(6,600,000)	(3,268,000)	(9,868,000)
Balance, June 30, 2023	9,743,917	97,000	5,535,028	55,000	-	-	394,531,000	(44,338,000)	(127,000)	350,218,000	180,333,000	530,551,000
Net (loss)	-	-	-	-	-	-	-	(270,000)	-	(270,000)	(134,000)	(404,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	305,000	305,000	155,000	460,000
Issuance of common shares	131,181	2,000	219,455	2,000	-	-	9,860,000	-	-	9,864,000	-	9,864,000
Repurchase of common shares	(13,919)	-	(80,031)	(1,000)	-	-	(2,453,000)	-	-	(2,454,000)	-	(2,454,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	18,228,000	18,228,000
Conversion of OP Units to common shares	-	-	58,996	1,000	-	-	1,535,000	-	-	1,536,000	(1,536,000)	-
Offering costs	-	-	-	-	-	-	(325,000)	-	-	(325,000)	(634,000)	(959,000)
Distributions	-	-	-	-	-	-	-	(6,730,000)	-	(6,730,000)	(3,338,000)	(10,068,000)
Balance, September 30, 2023	9,861,179	$99,000	5,733,448	$57,000	-	$-	$403,148,000	$(51,338,000)	$178,000	$352,144,000	$193,074,000	$545,218,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2022

(Unaudited)

										Noncontrolling
								Cumulative		interest
	Common Shares						Additional	distributions	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	equity	partnership	equity
Balance, December 31, 2021	6,550,707	$66,000	3,813,690	$38,000	-	$-	$260,732,000	$(11,909,000)	$248,927,000	$66,964,000	$315,891,000
Net income	-	-	-	-	-	-	-	1,821,000	1,821,000	505,000	2,326,000
Issuance of common shares	1,027,333	10,000	372,703	4,000	-	-	38,785,000	-	38,799,000	-	38,799,000
Repurchase of common shares	(941)	-	(7,000)	-	-	-	(199,000)	-	(199,000)	-	(199,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	17,858,000	17,858,000
Redemption of OP Units	-	-	-	-	-	-	-	-	-	(8,190,000)	(8,190,000)
Offering costs	-	-	-	-	-	-	(2,093,000)	-	(2,093,000)	(97,000)	(2,190,000)
Distributions	-	-	-	-	-	-	-	(4,885,000)	(4,885,000)	(1,353,000)	(6,238,000)
Balance, March 31, 2022	7,577,099	76,000	4,179,393	42,000	-	-	297,225,000	(14,973,000)	282,370,000	75,687,000	358,057,000
Net income	-	-	-	-	-	-	-	1,798,000	1,798,000	512,000	2,310,000
Issuance of common shares	756,749	8,000	414,886	4,000	-	-	33,244,000	-	33,256,000	-	33,256,000
Repurchase of common shares	(5,600)	(1,000)	-	-	-	-	(140,000)	-	(141,000)	-	(141,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	30,142,000	30,142,000
Offering costs	-	-	-	-	-	-	(1,623,000)	-	(1,623,000)	(302,000)	(1,925,000)
Distributions	-	-	-	-	-	-	-	(5,478,000)	(5,478,000)	(1,556,000)	(7,034,000)
Balance, June 30, 2022	8,328,248	83,000	4,594,279	46,000	-	-	328,706,000	(18,653,000)	310,182,000	104,483,000	414,665,000
Net income	-	-	-	-	-	-	-	587,000	587,000	358,000	945,000
Issuance of common shares	591,720	6,000	294,046	3,000	-	-	25,749,000	-	25,758,000	-	25,758,000
Repurchase of common shares	(38,010)	-	(2,885)	-	-	-	(1,139,000)	-	(1,139,000)	-	(1,139,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	82,637,000	82,637,000
Offering costs	-	-	-	-	-	-	(1,291,000)	-	(1,291,000)	(2,892,000)	(4,183,000)
Distributions	-	-	-	-	-	-	-	(5,885,000)	(5,885,000)	(2,396,000)	(8,281,000)
Balance, September 30, 2022	8,881,958	$89,000	4,885,440	$49,000	-	$-	$352,025,000	$(23,951,000)	$328,212,000	$182,190,000	$510,402,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,237,000)	$5,581,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,558,000	20,388,000
Amortization of deferred rent receivables/liabilities, net	(711,000)	(501,000)
Amortization of above/below-market lease intangibles, net	(1,782,000)	(1,495,000)
Amortization of assumed below/above-market debt, net	2,253,000	333,000
Amortization of lease incentives	169,000	64,000
Amortization of deferred financing costs	355,000	326,000
Amortization of deferred ground rent	121,000	215,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(480,000)	(1,609,000)
Other assets	239,000	(93,000)
Due from affiliates	(263,000)	(280,000)
Accounts payable, accrued expenses and other liabilities	1,683,000	5,346,000
Due to affiliates	20,000	(49,000)
Net cash provided by operating activities	30,925,000	28,226,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(24,643,000)	(100,301,000)
Improvements of real estate	(692,000)	(394,000)
Advances on notes receivable from affiliated parties	(8,000)	(3,610,000)
Advances on RSLCA notes receivable from affiliated party	(62,789,000)	(122,749,000)
Repayments on RSLCA notes receivable from affiliated party	70,256,000	165,533,000
Net cash used in investing activities	(17,876,000)	(61,521,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class I common shares, net of issuance costs	31,142,000	83,317,000
Redemptions of Class A and Class I common shares	(8,439,000)	(1,478,000)
Proceeds from issuance of noncontrolling interests, net of issuance costs	(260,000)	(3,372,000)
Redemption of noncontrolling interests	-	(8,108,000)
Proceeds from pending trade deposits	1,153,000	4,962,000
Proceeds from mortgage loans payable	65,430,000	-
Repayments of mortgage loans payable	(14,332,000)	(353,000)
Proceeds from revolving credit facilities borrowings	-	22,500,000
Repayments of revolving credit facilities	(73,311,000)	(31,094,000)
Payments of financing costs	(781,000)	(292,000)
Class A and Class I common shares distributions	(19,589,000)	(15,752,000)
Noncontrolling interests distributions	(9,810,000)	(4,720,000)
Net cash (used in) provided by financing activities	(28,797,000)	45,610,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(15,748,000)	12,315,000
Cash, cash equivalents and restricted cash at beginning of year	36,645,000	22,059,000
Cash, cash equivalents and restricted cash at end of period	$20,897,000	$34,374,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$6,549,000	$19,945,000
Restricted cash	14,348,000	14,429,000
Cash, cash equivalents and restricted cash at end of period	$20,897,000	$34,374,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,903,000	$11,649,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,434,000	$2,988,000
Conversion of OP Units to Class I common shares	$2,550,000	$-
Assumption of loans payable in conjunction with the acquisition of real estate	$43,522,000	$262,099,000
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$17,855,000	$130,637,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the "Operating Partnership") owned 352 properties in 34 states (collectively, the “Trust Properties”) as of September 30, 2023. The Trust Properties are occupied by 37 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

Unless the context requires otherwise, references to (i) the “Company” or the “General Partner” refer to ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, together with its subsidiaries, including ExchangeRight Income Fund Operating Partnership, LP, together with its subsidiaries, (ii) “Operating Partnership” or the “Partnership” refers to ExchangeRight Income Fund Operating Partnership, LP, together with its subsidiaries, (iii) “Trustee” refers to a related party, ExchangeRight Income Fund Trustee, LLC, a Delaware limited liability company, which is the sole trustee of the Company, (iv) “ExchangeRight” or “Sponsor” refers to ExchangeRight Real Estate, LLC, a California limited liability company, which is the Company’s sponsor and the sole member and manager of the Trustee, together with its subsidiaries, (v) “ExchangeRight Income Fund GP, LLC” refers to a wholly-owned subsidiary of ExchangeRight which owns $15.0 million of the Company's Class I common shares and holds a special limited partnership interest in the Operating Partnership, which entitles ExchangeRight Income Fund GP, LLC to receive a promote interest in the profits of the Operating Partnership in accordance with the distribution waterfall set forth in the Operating Partnership’s limited partnership agreement, (vi) “Advisor” or “Advisors” refers to any person or persons, if any, appointed, employed or contracted with by the General Partner and responsible for directing or performing the day-to-day business affairs of the General Partner, including any person to whom the Advisor hereafter subcontracts substantially all of such functions, and (vii) “Advisory Agreement” refers to the agreement among the Partnership, the General Partner and any Advisor, pursuant to which any such Advisor will direct or perform the day-to-day business affairs of the General Partner and the Partnership.

The Company has elected and is qualified to be taxed as a real estate investment trust (“REIT”) for United States of America (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership which was formed on January 9, 2019. Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by ExchangeRight Net-Leased Property Management, LLC (the “Property Manager”) and ExchangeRight Net-Leased Asset Management, LLC (the “Asset Manager”), which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed property management and asset management agreements with each respective entity.

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

September 30, 2023

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 352 properties in 34 states as of September 30, 2023. As of September 30, 2023, the Company’s portfolio was 99.3% leased and is occupied by 37 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the nine months ended September 30, 2023 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

Cost
Balance - beginning of year	$1,023,749,000
Property acquisitions	77,619,000
Improvements	692,000
Balance - end of period	$1,102,060,000

Accumulated depreciation
Balance - beginning of year	$(34,663,000)
Depreciation expense	(20,381,000)
Balance - end of period	$(55,044,000)

Net book value - end of period	$1,047,016,000

Acquisitions

On March 31, 2023, the Company, through the Operating Partnership, acquired a property for cash from an unaffiliated entity not managed by the Sponsor for a total purchase price, including acquisitions costs, of $2.3 million. ExchangeRight earned a 1.0% acquisition fee on this property acquisition totaling $22,000 (see Note 10. Related and Affiliated Party Transactions, for further details regarding acquisition fees).

On August 31, 2023, the Company, through the Operating Partnership, acquired 15 properties for a total purchase price of $83.8 million via a merger agreement with a Delaware Statutory Trust (“DST”) that had qualified for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) prior to the merger and was previously managed by the Sponsor on behalf of their investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Company assumed a $43.5 million mortgage loan at a fixed-rate of 4.32% which matures on July 1, 2028 and requires monthly interest only payments.

An allocation of the purchase price, including acquisition costs, for these acquisitions are as follows:

Land	$13,778,000
Building and site improvements	62,924,000
Tenant improvements	917,000
Lease in-place intangible assets	6,276,000
Lease above-market intangible assets	14,000
Below-market debt	4,302,000
88,211,000
Liabilities assumed:
Lease below-market intangible liabilities	(2,192,000)
Purchase price (including acquisition costs)	$86,019,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and nine months ended September 30, 2023 and 2022. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income. Rental revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base rents	$16,410,000	$12,779,000	$48,503,000	$31,908,000
Tenant reimbursables	2,101,000	1,695,000	6,387,000	4,414,000
Straight-line rent adjustments	221,000	202,000	711,000	501,000
Above/below market lease amortization, net	604,000	544,000	1,782,000	1,495,000
Lease termination income	73,000	147,000	513,000	147,000
	$19,409,000	$15,367,000	$57,896,000	$38,465,000

Concentration of Credit Risk

As of September 30, 2023, the Company’s portfolio is occupied by 37 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the nine months ended September 30, 2023:

Tenant	% of Total Base Rents
Dollar General	17.6%
Walgreens	15.8%

Note 4. Notes Receivable

RSLCA Notes Receivable From Affiliated Party

In order to maintain liquidity to fund the Company’s share repurchase program and other liquidity needs, the Company has invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s DST programs under a Revolving Secured Line of Credit Agreement (“RSLCA”). These notes receivable most commonly have an average loan length of 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding.

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $19.3 million as of September 30, 2023.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The secured note receivable matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company had a $3.6 million receivable under this real estate note as of September 30, 2023 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company had a $2.4 million receivable under this junior unsecured line of credit agreement as of September 30, 2023 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of September 30, 2023:

				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$97,737,000	$(28,090,000)	$69,647,000	7.4
Above-market leases	3,489,000	(1,022,000)	2,467,000	6.4
Total intangible assets, net	$101,226,000	$(29,112,000)	$72,114,000

Below-market leases	$32,184,000	$(6,831,000)	$25,353,000	11.2

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net adjustment to rental revenue	$604,000	$544,000	$1,782,000	$1,495,000

Amortization of in-place leases	$3,349,000	$2,836,000	$10,177,000	$6,998,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2023, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $550.2 million. As of September 30, 2023, the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $589.0 million. The Company had no borrowings on its revolving credit facilities as of September 30, 2023.

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate ("SOFR"), resulting in an all-in fixed rate of 5.80% relating to the $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the three and nine months ended September 30, 2023. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in other assets on the condensed consolidated balance sheet as of September 30, 2023 (see Note 7. Debt, for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at September 30, 2023:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$271,000	Feb 2028	Other assets

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of September 30, 2023. Fixed-rate mortgage loans payable are composed of the following as of September 30, 2023:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	30 Year Amort	3/1/2024	$10,879,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (b)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			604,340,000	4.32%
Unamortized issuance costs, net			(1,153,000)
Unamortized below market debt discount, net			(14,181,000)
			$589,006,000

(a)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on March 30, 2023.
(b)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on August 28, 2023.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.

On February 1, 2023, the Company entered into a mortgage secured by five properties for $38.5 million. The mortgage matures on February 1, 2028, bears interest at a fixed-rate of 6.12%, and requires monthly interest only payments.

On February 9, 2023, the Company entered into a mortgage for $26.9 million. The mortgage matures on February 1, 2028, bears interest at a variable-rate of 1.70% in excess of SOFR, and requires monthly interest only payments. The loan is secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

The Company repaid a $6.4 million mortgage loan payable by its contractual maturity date of February 1, 2023. Furthermore, the Company repaid a $7.7 million mortgage loan payable in September 2023 which had a contractual maturity date of October 1, 2023.

Revolving Lines of Credit

During the quarter ended March 31, 2023, the Company made repayments totaling $73.3 million under borrowing notes within a secured revolving line of credit. These repayments reduced the outstanding balance under this secured revolving credit facility to zero. The secured revolving line of credit matured in May 2023.

The unsecured revolving line of credit agreement, as amended in April 2023, now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 3.75%, while outstanding (8.50% as of September 30,

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

2023). The unsecured revolving line of credit requires monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of September 30, 2023.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable are as follows:

	Mortgage loans payable
	Scheduled	Balloon
Year	principal	payments	Total
Remainder of 2023	$48,000	$-	$48,000
2024	31,000	45,710,000	45,741,000
2025	-	96,501,000	96,501,000
2026	-	77,445,000	77,445,000
2027	-	134,223,000	134,223,000
Thereafter	-	250,382,000	250,382,000
	$79,000	$604,261,000	$604,340,000

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

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class A common shares, Class I common shares and Class S common shares, which are collectively referred to herein as “common shares.” The Class A, Class I and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares pursuant to an effective registration statement on any securities exchange registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof. The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering, as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

of September 30, 2023 and December 31, 2022, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A and Class S common shares offering price in effect for the nine months ended September 30, 2023:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 13, 2023	$27.71	$29.46	$28.72
April 14, 2023 through July 18, 2023	$27.74	$29.49	$28.75
July 19, 2023 through September 30, 2023	$27.35	$29.08	$28.34

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. During the three months ended September 30, 2023, the Company repurchased 80,031 Class I Common Shares and 13,919 Class A Common Shares totaling $2.5 million under the share repurchase program. During the nine months ended September 30, 2023, the Company repurchased 228,127 Class I Common Shares and 96,846 Class A Common Shares totaling $8.4 million under the share repurchase program. During the three months ended September 30, 2022, the Company repurchased 2,885 Class I Common Shares and 38,010 Class A Common Shares totaling $1.1 million under the share repurchase program. During the nine months ended September 30, 2022, the Company repurchased 9,885 Class I Common Shares and 44,551 Class A Common Shares totaling $1.5 million under the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company.

Distributions

The amount of distributions payable to the Company's shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through September 30, 2023. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

The following table provides a summary of the monthly distributions declared per share for the nine months ended September 30, 2023:

	2023
	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
April	$0.1449	$0.1449
May	$0.1449	$0.1449
June	$0.1449	$0.1449
July	$0.1449	$0.1449
August	$0.1449	$0.1449
September	$0.1449	$0.1449
	$1.3041	$1.3041

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.4 million were declared but not yet paid as of September 30, 2023 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of September 30, 2023 were paid in October 2023.

Noncontrolling Interests

The Operating Partnership had 8,108,316 OP Units outstanding as of September 30, 2023. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. During the three and nine months ended September 30, 2023, 58,996 and 96,475 OP Units, respectively, were exchanged for the same number of Class I Common Shares. No OP Units were exchanged for Class I Common Shares during the three and nine months ended September 30, 2022.

On August 31, 2023, the Company, through the Operating Partnership, acquired 15 properties for a total purchase price of $83.8 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and was previously managed by the Sponsor on behalf of investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership (excluding ExchangeRight’s related party activity) issued 649,847 OP Units totaling $18.2 million.

During the nine months ended September 30, 2022, the Company, through the Operating Partnership, acquired 164 properties via merger agreements with nine former DSTs for a total purchase price of $493.0 million that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and that were previously managed by the Sponsor on behalf of investors. In connection with these acquisitions, the Operating Partnership (excluding ExchangeRight’s related party activity) issued 4,612,977 OP Units totaling $130.6 million.

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

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

September 30, 2023

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

Offering costs of $0.3 million and $1.0 million were included in total equity for the three months ended September 30, 2023 and 2022, respectively, for which the Company was obligated to pay the Sponsor. Offering costs of $0.6 million and $2.2 million were included in total equity for the nine months ended September 30, 2023 and 2022, respectively, for which Company was obligated to pay the Sponsor. As of September 30, 2023, the Company is obligated to pay the Sponsor for organization and offering costs in the amount of $20,000 which is included in due to affiliates in the accompanying condensed consolidated balance sheet.

In addition, Class A Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.2 million and $1.3 million for the three months ended September 30, 2023 and 2022 and $1.2 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in offering costs in noncontrolling interests attributable to operating partnership on the condensed consolidated balance sheets. Furthermore, OP Units incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.5 million and $1.8 million for the three months ended September 30, 2023 and 2022 and $0.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in offering costs in noncontrolling interests attributable to operating partnership on the condensed consolidated balance sheets.

Common Share and Noncontrolling Interest Ownership Interests

The Sponsor’s wholly-owned subsidiary, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2023, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as a result of its investment of $2.0 million as of September 30, 2023.

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

There was no performance participation earned or paid during the three and nine months ended September 30, 2023 and 2022, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Asset management and property management fees for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Asset management fees	$375,000	$446,000	$1,269,000	$1,101,000
Property management fees	$181,000	$141,000	$534,000	$352,000

Asset management fees and property management fees were paid in full as of September 30, 2023.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three and nine months ended September 30, 2023 and 2022, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(404,000)	$945,000	$(1,237,000)	$5,581,000
Net loss (income) attributable to noncontrolling interests	134,000	(358,000)	413,000	(1,375,000)
Net (loss) income attributable to common shareholders, basic and diluted	$(270,000)	$587,000	$(824,000)	$4,206,000

Denominator
Weighted average number of common shares outstanding, basic and diluted	15,485,383	13,542,077	15,155,258	12,477,753

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.02)	$0.04	$(0.05)	$0.34

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Common Share Activity

The Company issued 19,368 Class A Common Shares and 13,693 Class I Common Shares (excluding the 69,372 OP Units that were exchanged for same number of Class I Common Shares discussed below) totaling $0.9 million in proceeds from October 1, 2023 through the date of issuance of this report.

The Company repurchased 35,456 Class A Common Shares totaling $0.9 million and 100,139 Class I Common Shares totaling $2.6 million from October 1, 2023 through the date of this report. Additionally, 69,372 OP Units were exchanged for the same number of Class I Common Shares from October 1, 2023 through the issuance of this report.

The Company adjusted the offering price of its common shares effective October 19, 2023 as follows:

	Offering price
Effective date	Class I	Class A	Class S
October 19, 2023	$27.06	$28.77	$28.04

Dividend Reinvestment and Direct Share Purchase Plan

On October 19, 2023, the Trustee approved the Dividend Reinvestment and Direct Share Purchase Plan of the Company (the “DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases Dur of our Class I Common Shares. Participants may elect to have their cash dividends or distributions reinvested in additional Common Shares at a 1% discount to the NAV per Common Share applicable to the class of shares being purchased on the distribution date. The Company will not pay selling commissions on shares purchased pursuant to the DRIP. In addition, ExchangeRight Real Estate, LLC, the sponsor of the Company, will not charge participants for organizational and offering costs in connection with the DRIP. Shares offered under the DRIP will have the same rights as the corresponding class of Common Shares offered to prospective investors in the Company’s Private Offering.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 352 properties in 34 states as of September 30, 2023. These properties were 99.3% leased as of September 30, 2023 and are occupied by 37 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by rising interest rates as all of its debt is currently effectively fixed-rate financing as of September 30, 2023. Significant inflation rate increases or heightened interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

On October 19, 2023, the Trustee approved the Dividend Reinvestment and Direct Share Purchase Plan of the Company (the “DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares. Participants may elect to have their cash dividends or distributions reinvested in additional Common Shares at a 1% discount to the NAV per Common Share applicable to the class of shares being purchased on the distribution date. The Company will not pay selling commissions on shares purchased pursuant to the DRIP. In addition, ExchangeRight Real Estate, LLC, the sponsor of the Company, will not charge participants for organizational and offering costs in connection with the DRIP. Shares offered under the DRIP will have the same rights as the corresponding class of Common Shares offered to prospective investors in the Company’s Private Offering. The offering of the Common Shares under the DRIP is being conducted in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506(b), thereunder.

Highlights for the Nine Months Ended September 30, 2023

Operating Results

September’s distribution marked the 54th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $29.6 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.42% annualized return, based on the $0.1449 per share distribution rate and $27.06 NAV per share as of September 30, 2023, respectively. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of September 30, 2023 and current offering price of the Company’s common shares:

	Class I	Class A	Class S
Offering price (effective October 19, 2023)	$27.06	$28.77	$28.04
Annualized distribution rate	6.42%	6.04%	5.35%

The Company remained 100% collected on its rents across all of its tenants in the portfolio for the nine months ended September 30, 2023, and through the inception of the Company to date.

Leasing

The Company executed 16 lease renewals during the nine months ended September 30, 2023 with average lease extensions of 61 months and average new rents over rents prior to the renewal of 10.1% for the period. The Company’s portfolio is 99.3% leased and its weighted average lease term as of September 30, 2023 is 6.8 years.

Capital

The Company has experienced minimal immediate term impact from the rising interest rate environment as all of its outstanding debt is effectively fixed as of September 30, 2023. The Company has experienced regular net inflows of shareholder capital. All redemption requests, representing approximately 2.0% of inception-to-date total equity raised through September 30, 2023, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of September 30, 2023:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (m)	term (yrs) (n)
Dollar General	25	92	117	1,109,300	$12,125,900	17.6%	$10.93	5.8
Walgreens	19	14	33	476,800	10,869,600	15.8%	$22.80	5.7
Tractor Supply	14	5	19	390,500	5,403,900	7.9%	$13.84	7.3
Family Dollar (d)	26	13	39	337,100	4,266,800	6.2%	$12.66	4.0
Hobby Lobby	8	1	9	513,400	4,075,200	5.9%	$7.94	6.2
Advance Auto Parts	27	5	32	233,900	3,554,900	5.2%	$15.20	4.8
CVS Pharmacy	9	2	11	135,800	3,295,400	4.8%	$24.27	4.8
Stop & Shop	-	1	1	102,100	2,940,000	4.3%	$28.80	13.2
Fresenius Medical Care	9	2	11	94,300	2,892,700	4.2%	$30.68	7.1
Pick 'n Save	1	1	2	123,500	1,988,100	2.9%	$16.10	6.1
Napa Auto Parts	-	18	18	155,000	1,842,600	2.7%	$11.89	12.6
Kroger	3	-	3	200,100	1,624,500	2.4%	$8.12	7.8
Publix	2	-	2	96,800	1,548,400	2.3%	$16.00	16.7
Hy-Vee	-	1	1	101,200	1,415,800	2.1%	$13.99	15.3
BioLife Plasma Services L.P. (e)	-	2	2	30,800	1,382,800	2.0%	$44.90	10.8
Old National Bank (f)	-	3	3	41,600	1,303,000	1.9%	$31.32	6.3
AutoZone	7	2	9	65,900	994,700	1.4%	$15.09	2.9
Dollar Tree	9	-	9	84,200	880,200	1.3%	$10.45	3.8
Giant Eagle	1	-	1	81,800	848,300	1.2%	$10.37	7.5
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.1%	$17.67	8.0
Goodwill	2	-	2	42,800	653,200	1.0%	$15.26	6.6
Verizon Wireless (g)	2	-	2	11,300	569,800	0.8%	$50.42	3.7
Sherwin Williams	7	-	7	45,400	566,700	0.8%	$12.48	3.1
O'Reilly (h)	5	1	6	41,400	557,900	0.8%	$13.48	5.7
Food Lion (i)	1	-	1	41,300	351,400	0.5%	$8.51	10.1
Ross Stores	1	-	1	25,800	335,400	0.5%	$13.00	5.3
PNC Bank, N.A.	-	1	1	6,100	266,800	0.4%	$43.74	5.0
HomeGoods (j)	1	-	1	22,200	255,800	0.4%	$11.52	7.5
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	3.4
Franciscan Alliance, Inc.	-	1	1	6,000	185,800	0.3%	$30.97	0.7
The Christ Hospital	-	1	1	9,300	177,800	0.3%	$19.12	4.3
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	7.3
TCF National Bank (k)	-	1	1	4,500	116,700	0.2%	$25.93	3.3
Truist Bank (l)	1	-	1	2,700	103,400	0.2%	$38.30	5.3
Aaron's	1	-	1	7,200	101,900	0.1%	$14.15	2.4
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	3.0
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	9.8
Total	185	168	353	4,707,700	$68,714,400	100.0%	$14.60	6.8
Vacant				35,400
Total Portfolio				4,743,100

(a)
“NN” or “Double Net” means leases where landlord will have some obligations for roof, parking lot, and/or building structure but where the tenant remains obligated for operating costs of property taxes, insurance, and property maintenance.
(b)
“NNN” or “Triple Net” means leases where the tenant is obligated pursuant to its lease for the costs of property taxes, insurance, and property maintenance, often including both repairs and replacements.
(c)
"GLA" means gross leasable area.
(d)
Family Dollar's leases are made primarily with Family Dollar Stores, Inc. This entity is a wholly owned subsidiary of Dollar Tree, Inc.
(e)
BioLife Plasma Services L.P.'s leases are guaranteed by Takeda Pharmaceuticals U.S.A., Inc. This entity is a wholly owned subsidiary of Takeda Pharmaceutical Co. Ltd.
(f)
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
(j)
HomeGoods’ lease is guaranteed by HomeGoods, Inc. This entity is a wholly owned subsidiary of TJX Companies, Inc.
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
(m)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2023, no tenants were in a free rent concession period.
(n)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of September 30, 2023:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	165	1,530,600	32.3%	$17,272,900	25.1%
Pharmaceutical Retailers	44	612,600	12.9%	14,165,000	20.6%
Grocery	13	797,900	16.8%	11,529,700	16.8%
Discount Automotive	65	496,200	10.5%	6,950,100	10.1%
Farm and Rural Supply	19	390,500	8.2%	5,403,900	7.9%
Discount Specialty Retail	13	586,900	12.4%	5,119,900	7.5%
Medical Care	13	104,900	2.2%	3,271,600	4.8%
Banking Services	6	54,900	1.2%	1,789,900	2.6%
Healthcare Providers	4	43,500	0.9%	1,637,600	2.4%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Paint and Supplies	7	45,400	1.0%	566,700	0.8%
Discount Apparel	1	25,800	0.5%	335,400	0.5%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.1%
Total	353	4,707,700	99.3%	$68,714,400	100.0%
Vacant		35,400	0.7%
Total Portfolio		4,743,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2023, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of September 30, 2023 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	14	123,800	2.6%	$2,002,300	2.9%	$16.17
2025	20	163,200	3.5%	1,956,300	2.8%	$11.99
2026	42	487,200	10.3%	5,780,600	8.4%	$11.86
2027	40	561,200	11.9%	8,272,900	12.0%	$14.74
2028	59	612,300	13.0%	9,984,800	14.5%	$16.31
2029	35	420,000	8.9%	5,759,600	8.4%	$13.71
2030	32	465,100	9.9%	7,272,200	10.6%	$15.64
2031	43	673,600	14.3%	9,294,800	13.5%	$13.80
2032	29	456,100	9.7%	6,196,900	9.0%	$13.59
2033	10	131,500	2.8%	2,109,700	3.1%	$16.04
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,317,500	1.9%	$18.45
2036	6	140,500	3.0%	3,521,400	5.1%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	2	149,600	3.2%	2,214,200	3.2%	$14.80
2040	1	48,400	1.0%	750,000	1.1%	$15.50
Total	353	4,707,700	100.0%	$68,714,400	100.0%	$14.60

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2023. Tenant concessions and abatements are reflected in this measure.

Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2023, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of September 30, 2023:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.1%	$7,222,300	10.5%
Ohio	44	579,400	12.2%	6,786,700	9.9%
Texas	37	403,500	8.5%	5,948,800	8.7%
Louisiana	41	420,400	8.9%	5,042,800	7.3%
Wisconsin	20	342,800	7.2%	5,025,100	7.3%
Alabama	15	268,800	5.7%	3,900,000	5.7%
Florida	22	225,600	4.8%	3,436,100	5.0%
Georgia	14	264,300	5.6%	3,034,200	4.4%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.2%	2,940,000	4.3%
Indiana	12	245,000	5.2%	2,798,000	4.1%
North Carolina	14	210,000	4.4%	2,525,500	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,106,900	3.1%
Michigan	5	102,100	2.2%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Missouri	7	72,700	1.5%	1,357,800	2.0%
Virginia	6	91,800	1.9%	1,354,800	2.0%
Nevada	2	31,100	0.7%	1,076,000	1.6%
Arizona	2	32,100	0.7%	873,400	1.3%
New Jersey	3	33,000	0.7%	699,900	1.0%
Oklahoma	5	53,800	1.1%	685,300	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Connecticut	3	38,000	0.8%	547,300	0.8%
California	2	35,000	0.7%	480,100	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	304,200	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	353	4,743,100	100.0%	$68,714,400	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2023, no tenants were in a free rent concession period.

Activity for the Nine months Ended September 30, 2023

Property Acquisitions

On March 31, 2023, the Company, through the Operating Partnership, acquired a property from an unaffiliated entity not managed by ExchangeRight for a total purchase price of $2.3 million. ExchangeRight earned a 1.0% acquisition fee on this property acquisition totaling $22,000.

On August 31, 2023, the Company, through the Operating Partnership, acquired 15 properties for a total purchase price of $83.8 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and was previously managed by the Sponsor on behalf of investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Company assumed a $43.5 million interest-only mortgage loan at a fixed-rate of 4.32% which matures on July 1, 2028. Additionally, the Operating Partnership issued 649,847 OP Units totaling $18.2 million in relation to this acquisition.

All 2023 acquisitions were accounted for as asset acquisitions and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair values.

RSLCA Notes Receivable from Related Party

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in ExchangeRight Mezz Loans for ExchangeRight’s DST programs under the RSLCA. These notes receivable typically provide for liquidity within 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. Effective April 4, 2022, the capacity under the RSLCA increased to a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $7.5 million during the nine months ended September 30, 2023 decreasing the balance of the RSLCA notes receivable to $19.3 million at September 30, 2023.

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

On August 31, 2023, the Company assumed a $43.5 million interest-only mortgage loan secured by 15 properties in conjunction with the acquisition of the same 15 properties via a merger agreement with a DST previously managed by the Sponsor. The mortgage matures on July 1, 2028, bears interest at a fixed-rate of 4.32%, and requires interest only payments.

The Company repaid a $6.4 million mortgage loan payable by its contractual maturity date of February 1, 2023. Furthermore, the Company repaid a $7.7 million mortgage loan payable in September 2023 which had a contractual maturity date of October 1, 2023.

Revolving Lines of Credit

During the first quarter of 2023, the Company made repayments totaling $73.3 million under borrowing notes within the secured revolving line of credit. These repayments reduced the outstanding balance under its secured revolving credit facility to zero. This secured revolving line of credit matured in May 2023.

The unsecured revolving line of credit agreement, as amended in April 2023, now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 3.75%, while outstanding. The unsecured revolving line of credit will require monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of September 30, 2023.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the nine months ended September 30, 2023:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 13, 2023	$27.71	$29.46	$28.72
April 14, 2023 through July 18, 2023	$27.74	$29.49	$28.75
July 19, 2023 through September 30, 2023	$27.35	$29.08	$28.34

The Company issued 671,159 Class I Common Shares and 689,917 Class A Common Shares resulting in an aggregate of $39.2 million in proceeds to the Company during the nine months ended September 30, 2023. No Class S Common Shares were issued during the nine months ended September 30, 2023.

The Company redeemed 228,127 Class I Common Shares and 96,846 Class A Common Shares totaling $8.4 million during the nine months ended September 30, 2023.

The Operating Partnership (excluding ExchangeRight’s related party activity) issued 649,847 OP Units totaling $18.2 million in relation to the acquisition of 15 properties on August 31, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The variances in the Company’s results of operations for the three months ended September 30, 2023 and 2022 were primarily attributable to the acquisition of 38 properties for $132.6 million from October 1, 2022 through September 30, 2023 in addition to a full quarter of operating results for the 97 properties acquired from July 1, 2022 through September 30, 2022 for $295.4 million. The following table details the Company’s results of operations for the three months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,
	2023	2022	Change
Rental revenue	$19,409,000	$15,367,000	$4,042,000
Interest income on notes receivable from affiliates	1,301,000	2,455,000	(1,154,000)
Other	8,000	-	8,000
Property operating expenses	(2,551,000)	(1,913,000)	(638,000)
Management fees to affiliates	(556,000)	(588,000)	32,000
General and administrative expenses	(391,000)	(241,000)	(150,000)
Depreciation and amortization	(10,306,000)	(8,312,000)	(1,994,000)
Interest expense	(7,344,000)	(5,823,000)	(1,521,000)
Interest income	26,000	-	26,000
Net (loss) income	$(404,000)	$945,000	$(1,349,000)

The following table details the Company’s rental revenue, property operating expenses, and depreciation and amortization for the three months ended September 30, 2023 segmented by period of property acquisition:

	Properties acquired during			Total for the
	October 1, 2022 through	July 1, 2022 through	June 30, 2022 and	three months ended
	September 30, 2023	September 30, 2022	and prior	September 30, 2023
Base rents	$1,120,000	$4,193,000	$11,097,000	$16,410,000
Tenant reimbursables	100,000	478,000	1,523,000	2,101,000
Straight-line rent adjustments	15,000	57,000	149,000	221,000
Above/below market lease amortization, net	27,000	80,000	497,000	604,000
Lease termination income	-	-	73,000	73,000
Rental revenue	$1,262,000	$4,808,000	$13,339,000	$19,409,000

Property operating expenses	$83,000	$557,000	$1,911,000	$2,551,000

Depreciation and amortization	$925,000	$2,637,000	$6,744,000	$10,306,000

The following table details our rental revenue, property operating expenses and depreciation and amortization for the three months ended September 30, 2022 segmented by year of property acquisition:

	Properties acquired during			Total for the
	October 1, 2022 through	July 1, 2022 through	June 30, 2022 and	three months ended
	September 30, 2023	September 30, 2022	and prior	September 30, 2022
Base rents	$-	$1,617,000	$11,162,000	$12,779,000
Tenant reimbursables	-	171,000	1,524,000	1,695,000
Straight-line rent adjustments	-	46,000	156,000	202,000
Above/below market lease amortization, net	-	35,000	509,000	544,000
Lease termination income	-	-	147,000	147,000
Rental revenue	$-	$1,869,000	$13,498,000	$15,367,000

Property operating expenses	$-	$179,000	$1,733,000	$1,912,000

Depreciation and amortization	$-	$1,139,000	$7,173,000	$8,312,000

The following table details the variances between the Company’s rental revenue, property operating expenses, and depreciation and amortization for the three months ended September 30, 2023 as compared to September 30, 2022 segmented by period of property acquisition:

				Total variance between
	Properties acquired during			the three months ended
	October 1, 2022 through	July 1, 2022 through	June 30, 2022 and	September 30, 2023 and
	September 30, 2023	September 30, 2022	and prior	September 30, 2022
Base rents	$1,120,000	$2,576,000	$(65,000)	$3,631,000
Tenant reimbursables	100,000	307,000	(1,000)	406,000
Straight-line rent adjustments	15,000	11,000	(7,000)	19,000
Above/below market lease amortization, net	27,000	45,000	(12,000)	60,000
Lease termination income	-	-	(74,000)	(74,000)
Rental revenue	$1,262,000	$2,939,000	$(159,000)	$4,042,000

Property operating expenses	$83,000	$378,000	$178,000	$639,000

Depreciation and amortization	$925,000	$1,498,000	$(429,000)	$1,994,000

Rental revenue and property operating expenses increases were primarily attributable to the acquisition of 38 properties totaling $132.6 million from October 1, 2022 through September 30, 2023 in addition to a full quarter of rental revenue and property operating expenses for the 97 properties acquired from July 1, 2022 through September 30, 2022 for $295.4 million.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding borrowings under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $1.2 million lower during the three months ended September 30, 2023 as a result of an approximate $40.7 million decrease in the average daily outstanding balance of the RSLCA during the three months ended September 30, 2023 versus the three months ended September 30, 2022. In addition, interest income from borrowings under the notes receivable from affiliated parties was $0.1 million and $0 during the three months ended September 30, 2023 and 2022, respectively.

Management fees to affiliates decreased $31,000, or 5% for the three months ended September 30, 2023 versus September 30, 2022. Asset management fees decreased $71,000 and property management fees increased $40,000 during the three months ended September 30, 2023 versus the three months ended September 30, 2022, respectively. Asset management fees for the three months ended September 30, 2023 totaled $0.4 million, consisting of $0.5 million of earned fees per the management agreement, net of $0.1 million of fees waived by the asset manager.

General and administrative expenses increased $150,000, or 62% for the three months ended September 30, 2023 versus September 30, 2022. General and administrative expenses were higher mainly due to an increase in audit, tax and legal fees in connection with the Company's ongoing public filings required after its Form 10 registration statement became effective.

Depreciation and amortization increased $2.0 million, or 24% for the three months ended September 30, 2023 versus September 30, 2022. The increase is directly attributable to the acquisition of 38 properties from October 1, 2022 through September 30, 2023 in addition to a full quarter of depreciation and amortization for the 97 properties acquired from July 1, 2022 through September 30, 2022. Acquisitions from October 1, 2022 through September 30, 2023 resulted in $108.0 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs. Additionally, acquisitions from July 1, 2022 through September 30, 2022 resulted in $229.7 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs.

Interest expense increased during the three months ended September 30, 2023 versus 2022 as a result of (1) the assumption of $67.9 million of mortgage loans payable from the acquisition of 37 properties via merger agreements with two former 1031-exchangeable portfolios from October 1, 2022 through September 30, 2023, (2) the assumption of $157.6 million of mortgage loans payable from the acquisition of 97 properties via merger agreements with six former 1031-exchangeable portfolios from July 1, 2022 through September 30, 2022, and (3) an increase of $0.5 million in amortization of below market debt associated with the assumption of mortgage loans payable.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The variances in the Company’s results of operations for the nine months ended September 30, 2023 and 2022 were primarily attributable to the acquisition of 38 properties for $132.6 million from October 1, 2022 through September 30, 2023 in addition to a full nine months of operating results for the 164 properties acquired from January 1, 2022 through September 30, 2022 for $493.0 million. The following table details the Company’s results of operations for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
	2023	2022	Change
Rental revenue	$57,896,000	$38,465,000	$19,431,000
Interest income on notes receivable from affiliates	3,747,000	7,811,000	(4,064,000)
Other	54,000	19,000	35,000
Property operating expenses	(7,613,000)	(4,998,000)	(2,615,000)
Management fees to affiliates	(1,803,000)	(1,453,000)	(350,000)
General and administrative expenses	(1,526,000)	(656,000)	(870,000)
Depreciation and amortization	(30,558,000)	(20,388,000)	(10,170,000)
Interest expense	(21,481,000)	(13,219,000)	(8,262,000)
Interest income	47,000	-	47,000
Net (loss) income	(1,237,000)	5,581,000	(6,818,000)

The following table details the Company’s rental revenue, property operating expenses, and depreciation and amortization for the nine months ended September 30, 2023 segmented by period of property acquisition:

	Properties acquired during			Total for the
	October 1, 2022 through	January 1, 2022 through	2021 and	nine months ended
	September 30, 2023	September 30, 2022	and prior	September 30, 2023
Base rents	$2,518,000	$21,173,000	$24,812,000	$48,503,000
Tenant reimbursables	231,000	2,586,000	3,570,000	6,387,000
Straight-line rent adjustments	33,000	273,000	405,000	711,000
Above/below market lease amortization, net	28,000	493,000	1,261,000	1,782,000
Lease termination income	-	-	513,000	513,000
Rental revenue	$2,810,000	$24,525,000	$30,561,000	$57,896,000

Property operating expenses	$251,000	$2,923,000	$4,439,000	$7,613,000

Depreciation and amortization	$2,042,000	$13,834,000	$14,682,000	$30,558,000

The following table details our rental revenue, property operating expenses and depreciation and amortization for the nine months ended September 30, 2022 segmented by year of property acquisition:

	Properties acquired during			Total for the
	October 1, 2022 through	January 1, 2022 through	2021 and	nine months ended
	September 30, 2023	September 30, 2022	and prior	September 30, 2022
Base rents	$-	$6,997,000	$24,911,000	$31,908,000
Tenant reimbursables	-	957,000	3,457,000	4,414,000
Straight-line rent adjustments	-	96,000	405,000	501,000
Above/below market lease amortization, net	-	214,000	1,281,000	1,495,000
Lease termination income	-	-	147,000	147,000
Rental revenue	$-	$8,264,000	$30,201,000	$38,465,000

Property operating expenses	$-	$1,073,000	$3,925,000	$4,998,000

Depreciation and amortization	$-	$4,815,000	$15,573,000	$20,388,000

The following table details the variances between the Company’s rental revenue, property operating expenses, and depreciation and amortization for the nine months ended September 30, 2023 as compared to September 30, 2022 segmented by period of property acquisition:

				Total variance between
	Properties acquired during			the nine months ended
	October 1, 2022 through	January 1, 2022 through	2021 and	September 30, 2023 and
	September 30, 2023	September 30, 2022	and prior	September 30, 2022
Base rents	$2,518,000	$14,176,000	$(99,000)	$16,595,000
Tenant reimbursables	231,000	1,629,000	113,000	1,973,000
Straight-line rent adjustments	33,000	177,000	-	210,000
Above/below market lease amortization, net	28,000	279,000	(20,000)	287,000
Lease termination income	-	-	366,000	366,000
Rental revenue	$2,810,000	$16,261,000	$360,000	$19,431,000

Property operating expenses	$251,000	$1,850,000	$514,000	$2,615,000

Depreciation and amortization	$2,042,000	$9,019,000	$(891,000)	$10,170,000

Rental revenue and property operating expenses increases were primarily attributable to the acquisition of 38 properties totaling $132.6 million from October 1, 2022 through September 30, 2023 in addition to a full nine months of rental revenue and property operating expenses for the 164 properties acquired from January 1, 2022 through September 30, 2022 for $493.0 million.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding borrowings under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $4.3 million lower during the nine months ended September 30, 2023 as a result of an approximate $59.3 million decrease in the average daily outstanding balance of the RSLCA during the nine months ended September 30, 2023 versus the nine months ended September 30, 2022. In addition, interest income from borrowings under the notes receivable from affiliated parties was $0.3 million and $0 during the nine months ended September 30, 2023 and 2022, respectively.

Management fees to affiliates increased $0.3 million, or 24% for the nine months ended September 30, 2023 versus September 30, 2022. Management fees to affiliates were higher in the nine months ended September 30, 2023 as a result of 38 property acquisitions totaling $132.6 million from October 1, 2022 through September 30, 2023. Asset and property management fees increased $0.2 million and $0.2 million during the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, respectively, for the same reason.

General and administrative expenses increased $0.9 million, or 133% for the nine months ended September 30, 2023 versus September 30, 2022. General and administrative expenses were higher due to an increase in audit, tax and legal fees in connection with the Company's Form 10 registration statement.

Depreciation and amortization increased $10.2 million, or 50% for the nine months ended September 30, 2023 versus September 30, 2022. The increase is directly attributable to the acquisition of 38 properties from October 1, 2022 through September 30, 2023 in addition to a full nine months of depreciation and amortization for the 164 properties acquired from January 1, 2022 through September 30, 2022. Acquisitions from October 1, 2022 through September 30, 2023 resulted in $108.0 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs. Additionally, acquisitions from January 1, 2022 through September 30, 2022 resulted in $392.0 million of additional depreciable assets based on the allocation of the purchase price and acquisitions costs.

Interest expense increased during the nine months ended September 30, 2023 versus 2022 as a result of (1) the assumption of $67.9 million of mortgage loans payable from the acquisition of 37 properties via merger agreements with two former 1031-exchangeable portfolios from October 1, 2022 through September 30, 2023, (2) the assumption of $262.1 million of mortgage loans payable from the acquisition of 164 properties via merger agreements with nine former 1031-exchangeable portfolios from January 1, 2022 through September 30, 2022, (3) the increase of 225 basis points in the prime rate from September 30, 2022 (6.25%) to September 30, 2023 (8.50%) which is directly attributable to the increase in contractual interest expense relating to the secured and unsecured revolving credit facilities while the debt instruments were outstanding and (4) an increase of $1.9 million in amortization of below market debt associated with the assumption of mortgage loans payable.

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

The Company received payment of 100% of contractual based rents during the three and nine months ended September 30, 2023 and 2022, respectively. The Company’s strategy targets properties with net leases to insulate our shareholders from rising costs and surprise repair costs that affect other types of real estate investments. Longer lease terms primarily with investment-grade national tenants successfully operating in historically recession-resilient sectors are also intended to provide stable income that can help bridge economic cycles.

In order to earn a return on the funds maintained for liquidity to fund the share repurchase program and other liquidity needs, the Company has invested in a short-term mezzanine loan to ExchangeRight for ExchangeRight’s DST programs under the RSLCA. These notes receivable typically provide for liquidity within 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company as the two have a strong alignment of interest for both the REIT and DST platforms to succeed. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. The Company’s investment totaled $19.3 million as of September 30, 2023.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the nine months ended September 30, 2023 and year ended December 31, 2022. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

In January 2021, the Company entered into an unsecured revolving line of credit with a financial institution. The unsecured revolving line of credit agreement, as amended, has a maturity date of January 15, 2024, with a maximum of $15.0 million outstanding at any time, and bears interest at a rate equal to the prime rate per annum with an interest rate floor of 3.75%, while outstanding. The unsecured revolving line of credit will require monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of September 30, 2023.

Fixed-rate mortgage loans payable are composed of the following as of September 30, 2023:

		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	30 Year Amort	3/1/2024	$10,879,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (b)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			604,340,000	4.32%
Unamortized issuance costs, net			(1,153,000)
Unamortized below market debt discount, net			(14,181,000)
			$589,006,000

(a)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on March 30, 2023.
(b)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on August 28, 2023.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.

The following table details the Company’s scheduled debt maturities as of September 30, 2023:

	Mortgage loans payable
	Scheduled	Balloon
Year	principal	payments	Total
Remainder of 2023	$48,000	$-	$48,000
2024	31,000	45,710,000	45,741,000
2025	-	96,501,000	96,501,000
2026	-	77,445,000	77,445,000
2027	-	134,223,000	134,223,000
Thereafter	-	250,382,000	250,382,000
	$79,000	$604,261,000	$604,340,000

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

The mortgage loans payable mature at various dates from March 2024 through January 2031. The Company intends to repay the mortgage debt maturing in 2024 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $14.3 million in restricted cash as of September 30, 2023.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are summarized below:

	Nine months ended September 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$30,925,000	$28,226,000
Investing activities	$(17,876,000)	$(61,521,000)
Financing activities	$(28,797,000)	$45,610,000

Operating Activities

Net cash from operating activities was $30.9 million and $28.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase between the nine months ended September 30, 2023 and 2022 was primarily a result of the full nine month operating results for the 202 properties acquired on various dates from January 1, 2022 through September 30, 2023 for an aggregate purchase price of $625.7 million, which was offset by (1) an increase in cash paid for interest of $7.3 million and (2) a decrease in interest income of $4.3 million from the RSLCA and notes receivable from affiliated parties.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, leasehold improvements and net advances/repayments on the RLSCA and notes receivable from affiliated parties.

During the nine months ended September 30, 2023, the Company acquired 16 properties for a total cash outlay of $24.6 million, incurred expenditures of $0.7 million for improvements of real estate and had $7.5 million in net repayments under the RSLCA. During the nine months ended September 30, 2022, the Company acquired properties for a total cash outlay of $100.3 million, had $3.6 million in advances for notes receivable with affiliated parties, incurred expenditures of $0.4 million for improvements of real estate, and had $42.8 million in net repayments under the RSLCA.

Financing Activities

During the nine months ended September 30, 2023, the Company had net repayments of $73.3 million from its revolving credit facilities, distributions of $19.6 million to the holders of Class A and Class I Common Shares, distributions of $9.8 million to the holders of OP Units, mortgage loans payable repayments of $14.3 million, redemptions of $8.4 million of Class A and Class I Common Shares and financing costs of $0.8 million relating to the two mortgage loans payable entered into in February 2023 which was offset by proceeds of $65.4 million relating to two mortgage loans payable entered into in February 2023, proceeds of $31.1 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $1.2 million.

During the nine months ended September 30, 2022, the Company had proceeds of $83.3 million from the issuance of Class A and Class I Common Shares, proceeds of $22.5 million from its revolving credit facilities, pending trade deposits of $5.0 million, repayments of $31.1 million from its revolving credit facilities, distributions of $15.8 million to the holders of Class A and Class I Common Shares, redemptions of $8.1 million of OP Units, distributions of $4.7 million to the holders of OP Units, issuance costs of $3.4 million in relation to the offering and sale of OP Units, redemptions of $1.5 million of Class A and Class I Common Shares, mortgage loans payable repayments of $0.4 million and financing costs of $0.3 million relating to the Company's revolving credit facilities.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through September 30, 2023. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.4 million were declared but not yet paid as of September 30, 2023. The unpaid distributions as of September 30, 2023 were paid during October 2023.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share and Class I Common Share for the nine months ended September 30, 2023, respectively:

	2023
	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
April	$0.1449	$0.1449
May	$0.1449	$0.1449
June	$0.1449	$0.1449
July	$0.1449	$0.1449
August	$0.1449	$0.1449
September	$0.1449	$0.1449
	$1.3041	$1.3041

The following table details the sources of our distributions during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023		2022
	Amount	Percentage	Amount	Percentage
Distributions
Class A and Class I Common Shares	$19,753,000	66.7%	$16,248,000	75.4%
Noncontrolling interests	9,881,000	33.3%	5,305,000	24.6%
Total distributions	$29,634,000	100.0%	$21,553,000	100.0%

Sources of Distributions
Cash flows from operating activities (a)	$29,634,000	100.0%	$21,553,000	100.0%

Cash flows from operating activities	$30,925,000		$28,226,000
Funds from Operations ("FFO") (b)	$29,401,000		$26,033,000
Adjusted FFO (b)	$29,726,000		$24,907,000

(a)
As of September 30, 2023, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date distributions.
(b)
A reconciliation of net (loss) income attributable to common shareholders’ to FFO and Adjusted FFO for the nine months ended September 30, 2023 and 2022, respectively, is disclosed below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at September 30, 2023:

	Mortgage loans	Interest	Operating ground
Year	payable	payments (a)	lease obligation	Total
Remainder of 2023	$48,000	$6,570,000	$71,000	$6,689,000
2024	45,741,000	24,995,000	285,000	71,021,000
2025	96,501,000	22,038,000	285,000	118,824,000
2026	77,445,000	18,670,000	285,000	96,400,000
2027	134,223,000	14,225,000	285,000	148,733,000
Thereafter	250,382,000	7,214,000	29,029,000	286,625,000
Total	$604,340,000	$93,712,000	$30,240,000	$728,292,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of September 30, 2023.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.6 million and $2.2 million were included in total equity for the nine months ended September 30, 2023 and 2022, respectively, for which the Company was obligated to reimburse ExchangeRight. As of September 30, 2023, the Company is obligated to reimburse ExchangeRight for $20,000 of these reimbursable offering costs.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of September 30, 2023 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2022 included in the Company's Form 10 Registration Statement that was filed with the Securities and Exchange Commission on July 7, 2023. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2023.

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

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by rising interest rates as all of its debt is currently effectively fixed-rate financing as of September 30, 2023. Significant inflation rate increases or heightened interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common shareholders	$(270,000)	$587,000	$(824,000)	$4,206,000
Depreciation and amortization	10,336,000	8,336,000	30,638,000	20,452,000
Net (loss) income attributable to noncontrolling interests	(134,000)	358,000	(413,000)	1,375,000
FFO applicable to diluted common shares	9,932,000	9,281,000	29,401,000	26,033,000
Adjustments:
Straight-line rent adjustments	(221,000)	(202,000)	(711,000)	(501,000)
Above/below market lease amortization, net	(604,000)	(544,000)	(1,782,000)	(1,495,000)
Amortization of deferred financing costs	76,000	154,000	355,000	326,000
Above/below market debt amortization, net	826,000	333,000	2,253,000	333,000
Straight-line ground rent adjustments	40,000	40,000	121,000	123,000
Amortization of tax incentive financing arrangement	30,000	30,000	89,000	88,000
Adjusted FFO applicable to diluted common shares	$10,079,000	$9,092,000	$29,726,000	$24,907,000

FFO per diluted common shares	$0.43	$0.49	$1.29	$1.57
Adjusted FFO per diluted common shares	$0.44	$0.48	$1.31	$1.50

Weighted average number of diluted common shares (a):
Common shares	15,485,383	13,542,077	15,155,258	12,477,753
OP Units	7,678,752	5,497,644	7,585,316	4,077,079
	23,164,135	19,039,721	22,740,574	16,554,832

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

The Company’s total NAV presented in the following tables includes the NAV of our Class A, I and S Common Shares, as well as the OP Units as of September 30, 2023 and per share/unit is identical for Class A, I and S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of September 30, 2023 and December 31, 2022:

Components	September 30, 2023	December 31, 2022
Investments in real estate	$1,192,500,000	$1,140,500,000
RSLCA notes receivable from affiliates	19,256,000	26,723,000
Notes receivable from affiliates	6,015,000	6,007,000
Cash and cash equivalents	6,549,000	22,439,000
Restricted cash	14,348,000	14,206,000
Receivables	6,301,000	5,821,000
Other assets	664,000	1,378,000
Mortgage loan payable	(589,006,000)	(497,067,000)
Revolving credit facilities	-	(73,311,000)
Pending trade deposits	(1,153,000)	(6,446,000)
Accounts payable, accrued expenses and other liabilities	(10,884,000)	(9,207,000)
Distributions payable	(3,434,000)	(3,189,000)
Due (to)/from affiliates, net	298,000	54,000
NAV	$641,454,000	$627,908,000

Class A Common Shares	9,861,179	9,268,108
Class I Common Shares	5,733,448	5,193,941
Class S Common Shares	-	-
OP Units	8,108,316	7,554,622
Total outstanding Common Shares/OP Units	23,702,943	22,016,671

NAV per share/unit	$27.06	$28.52

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of September 30, 2023 and December 31, 2022:

Reconciliation of Shareholders’ Equity to NAV	September 30, 2023	December 31, 2022
Total shareholders’ equity	$352,144,000	$340,843,000
Noncontrolling interests attributable to operating partnership	193,074,000	188,231,000
Total equity per GAAP	545,218,000	529,074,000
Adjustment:
Fair value adjustment of real estate investments	96,236,000	98,834,000
NAV	$641,454,000	$627,908,000

The Company’s investments in real estate are presented under historical cost in our GAAP unaudited interim condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At September 30, 2023, $0.3 million is included in other assets relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) September 30, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2022 are recorded at fair value using a weighted average discount rate of 6.35% with a range of 6.25% to 6.45% and weighted average exit capitalization rate of 5.65% with a range of 5.55% to 5.75%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s September 30, 2023 and December 31, 2022 NAV for the changes in the weighted average discount and exit capitalization rate.

September 30, 2023
Input	Hypothetical change	NAV per share/unit
Discount rate (weighted average)	25 bps decrease	$27.99
Discount rate (weighted average)	25 bps increase	$26.12
Exit capitalization rate (weighted average)	25 bps decrease	$28.38
Exit capitalization rate (weighted average)	25 bps increase	$25.82

December 31, 2022
Input	Hypothetical change	NAV per share/unit
Discount rate (weighted average)	25 bps decrease	$29.48
Discount rate (weighted average)	25 bps increase	$27.54
Exit capitalization rate (weighted average)	25 bps decrease	$29.92
Exit capitalization rate (weighted average)	25 bps increase	$27.21

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 7, 2023. There have been no material changes from these previously disclosed risk factors for the three months ended September 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

Private Offering of Common Shares

On February 28, 2019, we commenced private placement offerings of our Class I and Class A Common Shares, the terms of which have been updated from time to time (the “Private Offering”). Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. All sales of common shares described in this section sold from July 1, 2023 through July 31, 2023 were sold in reliance on the exemptions provided by Rule 506(b) of Regulation D and all sales of common shares sold August 1, 2023 through September 30, 2023 were sold in reliance on the exemptions provided by Rule 506(c) of Regulation D.

During the three months ended September 30, 2023, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	219,455	$27.45	$6,024,754
Class A Common Shares	131,181	$29.25	3,837,532
Class S Common Shares	-	$-	-
Total	350,636		$9,862,286

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended September 30, 2023, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $279,000, allocable among the various classes of our common shares as follows: $16,000 with respect to the Class I Common Shares; and $263,000 with respect to the Class A Common Shares.

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

During the three months ended September 30, 2023, holders of 58,996 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 58,996 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended September 30, 2023.

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

During the three months ended September 30, 2023, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
July 2023	80,031	13,919	$26.08	$26.36	80,031	13,919	N/A	N/A
August 2023	-	-	$-	$-	-	-	N/A	N/A
September 2023	-	-	$-	$-	-	-	N/A	N/A
Total	80,031	13,919			80,031	13,919

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

EXCHANGERIGHT INCOME FUND

October 31, 2023	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

October 31, 2023	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)