Form 10-K
period 2023-12-31
ExchangeRight Income Fund
filed 2024-04-11
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Shares, $0.01 par value per share

Class I Common Shares, $0.01 par value per share

Class S Common Shares, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares of beneficial interest.

As of March 31, 2024, the issuer had the following common shares outstanding: 10,199,216 Class A Common Shares, $0.01 par value per share; and 5,644,258 Class I Common Shares, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Index to Form 10-K

Year ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K other than historical facts may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ExchangeRight Income Fund, d/b/a the ExchangeRight Essential Income REIT (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Forward-looking statements in this Annual Report on Form 10-K include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy, leasing rates and trends, liquidity and ability to meet future obligations, anticipated expenditures of capital and other matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission.

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

The foregoing list is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The foregoing should be read in conjunction with the complete discussion of risk factors we face, which are set forth below in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS.

General

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, (the “Company”) is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) owned 352 properties in 34 states (collectively, the “Trust Properties”) as of December 31, 2023. The Trust Properties are occupied by 36 different primarily national investment-grade necessity-based retail tenants as of December 31, 2023 and are additionally diversified by industry, geographic region and lease term. The Company has collected 100% of all of its contractual rents from its net-leased properties since inception, including through the COVID-19 pandemic and for the year ended December 31, 2023.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own all of our assets and conduct substantially all of our business through the Operating Partnership, which was formed on January 9, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership. As of December 31, 2023, an aggregate of 23,825,540 common units of limited partnership interest in the Operating Partnership (“OP Units”) are issued and outstanding. The Company owns 15,786,595 of the issued and outstanding OP Units in the Operating Partnership, investors who completed tax-deferred Code Section 721 exchanges into the Operating Partnership own 7,961,637 of the issued and outstanding OP Units and ExchangeRight Real Estate, LLC, a California limited liability company (“ExchangeRight”), which is the Company’s sponsor and the sole member and manager of the Company’s trustee, owns 77,308 of the issued and outstanding OP Units in the Operating Partnership. Additionally, ExchangeRight owns 600,000 of the Company’s 15,786,595 issued and outstanding OP Units disclosed above through its ownership in ExchangeRight Income Fund GP, LLC (“EIFG”).

On February 9, 2019, we commenced an offering of up to $100.0 million of our common shares of beneficial ownership (“Common Shares”) under a private placement to qualified investors who meet the definition of “accredited investor” under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). We expect to conduct the offering on a continuous basis until the Company’s trustee, ExchangeRight Income Fund Trustee, LLC, a Delaware limited liability company (the “Trustee”) determines to terminate the offering. The maximum dollar amount of the offering has been increased over time. All sales of our Common Shares sold from inception through July 31, 2023 were sold in reliance on the exemptions provided by Rule 506(b) of Regulation D and all sales of our Common Shares sold from and after August 1, 2023 have been sold in reliance on the exemptions provided by Rule 506(c) of Regulation D. The following table details the increases in the maximum dollar amount of the offering of our Common Shares, prior to selling commissions, as approved by the Trustee, since the inception of the offering:

Maximum
Effective date	offering amount
Inception	$100,000,000
May 18, 2020	$200,000,000
March 2, 2021	$500,000,000
April 4, 2022	$2,165,000,000

As of December 31, 2023, the Company had issued 5,981,840 Class I Common Shares and 10,201,495 Class A Common Shares pursuant to the offering, resulting in gross offering proceeds of approximately $439.9 million since inception. Of these issued Common Shares, 5,758,060 Class I Common Shares and 10,006,962 Class A Common Shares remained outstanding as of December 31, 2023.

After deductions for payments of selling commissions (net of support received from ExchangeRight), marketing and diligence allowances, wholesale selling costs and expenses, and other offering expenses, we have received net offering proceeds since inception of approximately $423.0 million as of December 31, 2023. The net offering proceeds have been contributed to the Operating Partnership in exchange for OP Units, and the Operating Partnership has used the net proceeds of the offering to acquire the Trust Properties, and to pay certain fees and expenses related to the offering and acquisition of the Trust Properties.

The Class I Common Units are issued to holders of interests in various Delaware statutory trusts (“DSTs”) in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs are accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merges into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefor, the holders of ownership interests in the DSTs are offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class I Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST. As of December 31, 2023, the Operating Partnership had issued 8,199,471 Class I Common Units, resulting in $225.6 million in gross offering proceeds. Of these issued Class I Common Units, 7,961,637 remained outstanding as of December 31, 2023.

Following its inception, ExchangeRight acquired Class I Common Units to accelerate property acquisitions on behalf of the Company. Such capital investment was in lieu of the Company borrowing additional funds. This capital infusion ensured a more quickly diversified portfolio acquisition for the benefit of the Company’s shareholders. ExchangeRight’s investment in Class I Common Units were at the same terms as offered to the other OP Unit holders at the time of acquisition. As of December 31, 2023, ExchangeRight held 77,308 Class I Common Units.

REIT Status

The Company has elected and is qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We intend to operate in a manner that allows us to continue qualifying as a REIT for U.S. federal income tax purposes commencing with such taxable year, and to continue qualifying as a REIT for each subsequent year. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard for any deduction for distributions paid and excluding any net capital gain, to our shareholders. As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income we distribute to our shareholders. Even though we qualify as a REIT, we may still be subject to some federal, state and local taxes on a certain portion of our income or property. If we fail to qualify as a REIT in any taxable year, including the current year, we will be subject to federal income tax at regular corporate rates.

Operating Partnership and Managers

Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by ExchangeRight Net-Leased Property Management, LLC (the “Property Manager”) and ExchangeRight Net-Leased Asset Management, LLC (the “Asset Manager”), which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed property management and asset management agreements (collectively the “Management Agreements”) with each respective entity. ExchangeRight is the sole member and manager of the Trustee, who as Trustee, has a fiduciary obligation to act on behalf of our shareholders. Under Maryland law and our Declaration of Trust, our Trustee must act in good faith, in a manner it reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.

Since 2012, ExchangeRight has been active in syndicating ownership in primarily investment-grade single-tenant, net-leased necessity-based retail assets through DST programs that qualify for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). ExchangeRight provides a vertically integrated, fully scalable real estate platform consisting of underwriting and acquisitions, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal and institutional-quality investor reporting. ExchangeRight and its affiliates have acquired over 1,200 properties and manage over $5.7 billion of assets as of December 31, 2023. ExchangeRight and its affiliates utilize fair market value, when available, to calculate its assets under management. When fair market value is not available, which is the case for its DST programs, ExchangeRight utilizes the original offering price of such offerings. The assets under management total over 23 million square feet and ExchangeRight’s net-leased platform is diversified across 81 national tenants and 47 different states as of December 31, 2023.

We depend on ExchangeRight and its affiliates, including the Property Manager and Asset Manager, to provide certain services essential to the Company, such as asset management services, supervision of the management of the Trust Properties, asset acquisition and disposition services, as well as other administrative responsibilities for the Company, including accounting services, investor communications and investor relations. As a result of these relationships, we are dependent upon ExchangeRight and its affiliates.

Ownership Structure

The following chart illustrates our current operating structure and ownership as of December 31, 2023. The solid-line arrows in the chart represent equity ownership relationships between the applicable parties, and the dotted lines represent contractual or service-provider relationships between the parties.

ExchangeRight Real Estate, LLC
Class A, Class I and Class S Common Shareholders (1)
ExchangeRight Income Fund Trustee, LLC (2)
ExchangeRight Income Fund GP, LLC (3)
ExchangeRight Net-Leased Property Management, LLC (4)
ExchangeRight Net-Leased Asset Management, LLC (5)
ExchangeRight Income Fund d/b/a ExchangeRight Essential Income REIT 66.3%
Operating Partnership Unit Holders (6) 33.7%
ExchangeRight Income Fund Operating Partnership, LP
100 %
100 %
100 %
Various Master Lease Entities
Various DST and LLC Entities
Essential Income Strategy DST Lender, LLC
100 %
Properties

(1)
As of December 31, 2023, an aggregate of 613,021 Common Shares, representing 3.9% of the total outstanding Common Shares were beneficially owned by (i) our Trustee; (ii) Joshua Ungerecht, Warren Thomas, and David Fisher, collectively (the “Key Principals”); (iii) our executive officers and (iv) EIFG. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further ownership information.
(2)
ExchangeRight Income Fund Trustee, LLC serves as the sole trustee of the Company.
(3)
EIFG owns 600,000 Class I Common Shares as of December 31, 2023, which were purchased on the same terms as all other holders of Class I Common Shares at acquisition. Additionally, EIFG owns a special limited partner interest in the Operating Partnership which entitles it to receive a promote interest in the profits of the Operating Partnership upon an investor receiving their preferred return plus a return of capital. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for further information.
(4)
ExchangeRight Net-Leased Property Management, LLC (referred to herein as the “Property Manager”) manages certain Trust Properties owned by the Operating Partnership pursuant to a Property Management Agreement dated February 28, 2019, as described elsewhere in this report.
(5)
ExchangeRight Net-Leased Asset Management, LLC (referred to herein as the “Asset Manager”) manages certain Trust Properties owned by the Operating Partnership pursuant to an Asset Management Agreement dated February 28, 2019, as described elsewhere in this report.
(6)
The holders of the Operating Partnership Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in Class I Common Shares. The Class I Common Units have the same economic rights as Class I Common Shares. As of December 31, 2023, an aggregate of 147,439 OP Units, representing 1.8% of the total outstanding OP Units were beneficially owned by (i) ExchangeRight; (ii) our Trustee; (iii) our Key Principals and (iv) our executive officers. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further information.

Management Structure

The Company operates under the direction of the Trustee, which in turn is managed by ExchangeRight as the sole manager of the Trustee. The business and affairs of ExchangeRight are managed by Joshua Ungerecht, Warren Thomas and David Fisher (together, the “Key Principals”) as the sole managers of ExchangeRight, who have full and complete authority, power and discretion to manage and control the business, affairs and properties of ExchangeRight, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of ExchangeRight’s business. As a result, the Key Principals act in effect as directors of the Company.

Investment Objectives and Strategy

The Company seeks to provide capital preservation and stable income by focusing primarily on investment-grade necessity-based retail tenants that are additionally diversified by industry, geographic region and lease term. For these purposes, the Company considers “investment-grade” tenants to be tenants with leases that are either entered into directly with a parent entity, leases that are backed directly by the parent entity through a lease guarantee, or tenants that are publicly disclosed as significant subsidiaries of a parent entity, and in each such case the parent entity carries a credit rating of BBB- issued by Standard & Poor’s, Baa3 issued by Moody’s or NAIC2 issued by the National Association of Insurance Commissioners or higher. We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to strategically acquire a diversified portfolio. The Company is structured to target:

•
capital preservation throughout economic cycles with a focus on recession-resilient tenants and industries;
•
stable distributions paid monthly that are covered by cash flow from operations;
•
significant tax deferral and deductions provided to increase the tax-equivalent yield;
•
clearly-defined aggregation strategy that is structured to benefit from the diversification and scale of ExchangeRight’s proprietary acquisitions pipeline and existing assets under management; and
•
an investor-centric structure and significant alignment of interest.

Capital preservation throughout economic cycles with a focus on recession-resilient tenants and industries – In order to achieve these objectives, the Company focuses on acquiring a diversified portfolio consisting primarily of:

•
long-term net-leased properties;
•
backed by national, investment-grade and recession-resilient tenants;
•
that operate essential businesses;
•
in online-resilient; and
•
recession-resilient necessity retail industry.

Long-term, net-leased properties – We focus on net leases that obligate the tenant to pay not only their rent, but also the costs of property taxes, insurance and property maintenance, often including repairs and replacements. The net-lease structure shields the landlord from the burden of those costs that are typically borne by the landlord in most other asset classes of real estate. By shifting the burden of many of these operating expenses from the landlord to the tenant, net-leased real estate provides investors with an income stream that is more stable and predictable and that is less likely to experience significant volatility throughout the lease term.

National, investment-grade and recession-resilient tenants – We focus on national tenants that exhibit strong balance sheets and financial performance, primarily carrying investment-grade credit ratings from S&P and/or Moody’s rating agencies, which are nationally recognized statistical rating organizations (“NRSROs”). Based on research from S&P and Moody’s, investment-grade credit tenants have historically had, on average, an 11.08x to 14.52x lower likelihood of defaulting over a 10-year horizon compared to speculative- or junk-rated credit tenants. We focus on investment-grade credit tenants so that we can rely on their strong balance sheets to weather economic crises and recessions and continue to meet their financial obligations under the leases.

Operate essential businesses – We focus on properties occupied by businesses that are essential and that remained open and operating throughout the COVID-19 crisis. Essential businesses provide the goods and services that people need and therefore generally experience demand and revenue growth in all economic cycles and can continue to be profitable in most economic environments. We focus on tenants with strong balance sheets to weather a crisis, and more particularly on those tenants whose balance sheets get stronger even in the midst of a crisis.

Online-resilient – We focus on tenants and industries that have historically exhibited consistent resilience and growth in the face of the competitive expansion of online retail. The growth of online retail has impacted a number of real estate sectors, especially the discretionary retail sector that we avoid. By primarily focusing on pharmaceutical, grocery, healthcare, necessity-based retail, farm and rural supply, and discount retail, the Company’s targeted tenants provide essential goods and services that are expected to be less susceptible to being replaced by online retail given the needs-based component of their business plan, the accommodation of immediate-fulfillment needs or desires, the provision of in-person services that are not or cannot be competitively duplicated online, and/or the low-cost nature of products offered. In addition, the tenants we focus on have adapted their business models to utilize their locations to provide in-person services and experiences. Our focus on necessity-based sectors that are less susceptible to economic shocks and online retail is intended to protect and insulate the Company’s long-term income.

•
Discount necessity retailers have converted approximately 15-20% of their floor space to groceries and provide necessity goods at a price point that is uneconomical for online retailers to compete against. Online retailers target demographics that have a much higher discretionary income that does not overlap significantly with discount necessity retailers. Furthermore, in recessions, a larger portion of the population tends to shop at discount necessity retailers in order to save money.
•
Pharmaceutical retailers frequently include health hubs, minute clinics and medical testing centers that deliver discount healthcare like flu shots, vaccines and medical testing within their stores and also immediately provide any prescriptions needed. They also provide a viable and convenient alternative to going to an urgent care facility to address non-urgent illnesses.
•
Grocers focus on perishable goods that online retailers have struggled to provide competitively. Certain online retailers had to ultimately acquire a brick-and-mortar retail grocer to compete in the grocery space. Many grocers have also created a one-stop-shop destination by adding cafes, pharmacies, restaurants, dry cleaners and banks to their stores and higher margin products like meals on-the-go that cannot be replicated online.
•
Discount specialty and apparel retailers provide discount home goods, decor, and clothing that consumers often prefer to shop for in-person, that are discounted and therefore, less economical to ship and that target a demographic that is less likely to overlap with online retailers’ target demographic.
•
Farm and rural supply stores provide essential products for agriculture, livestock and pet care while also carrying products related to home improvement, truck maintenance and lawn and garden care. Many of these products tend to be larger and less economical to ship to customers and are needed more immediately than shipping can accommodate.
•
Automotive stores typically provide for the immediate and ongoing supply chain needs of local auto repair shops in addition to meeting the immediate needs of local consumers.
•
Healthcare providers provide in-person health care services that are either difficult or impossible to deliver through an online format.

Recession-resilient necessity retail industry – The necessity retail industry is an industry in which people continue to spend money even in recessions because the goods and services they provide are a necessity and not a discretionary choice. Therefore, this industry tends to be more recession-resilient than others. We focus on this industry to align ourselves with tenants that continue to be profitable and resilient even during economic crises and/or recessionary periods.

Diversification Strategy

While focusing almost exclusively on those properties that meet all of the investment factors discussed above, we will then take the pursuit of risk mitigation a step further with diversification by property, location, tenant, industry, lease term and debt term so that we avoid significant concentrations of income coming from any one factor.

When we put these all together, the intended result is a diversified, long-term stream of cash flow that is shielded from many of the potential costs of real estate ownership and that is ultimately guaranteed by tenants with strong balance sheets. The tenants we focus on operate businesses that provide goods and services that are needed in all economic cycles and historically have performed well in recessions.

Each of these separate investment factors build upon each other and, in combination, create an investment strategy that can provide stable income and value for investors. The combination of all of these factors and the potential to aggregate a large, diversified portfolio of similar quality net-leased real estate through ExchangeRight’s proprietary pipeline and existing assets under management also create upside potential as it is well-positioned to continue to perform through a variety of economic conditions, including recessionary environments.

Stable distributions paid monthly that are covered by cash flow from operations – The Company’s net-leased portfolio has provided a diversified and secure stream of distributable cash flows that has thus far proven to be resilient in the face of significant economic turmoil. The distribution rate has been increased by our Trustee five times since our inception and has never been reduced, delayed or suspended. Based on the current monthly distribution rate of $0.1449 per Common Share, the distribution yield, when compared to the December 31, 2023 declared net asset value (“NAV”) per Common Share of $26.99, was 6.44%, which was fully covered by inception-to-date cash flows from operations. Paying distributions out of operations is important as it avoids the dilution and capital destruction that results from paying distributions out of equity capital or financing and can provide retained earnings that can allow for excess reserves and be reinvested on behalf of shareholders or maintain consistent distributions in the face of difficult circumstances. Our distribution policy is to pay distributions exclusively out of inception-to-date cash flows from operations, rather than investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. Since inception, the Company has fully paid its cumulative distributions, and the Operating Partnership has paid distributions to the holders of its OP Units, out of cumulative cash flows from operations.

Significant tax deferral and deductions provided to increase the tax-equivalent yield – The Company is structured to take advantage of a number of tax deductions and depreciation benefits, including the REIT pass-through deduction included in the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Distributions to investors in 2023 were reported as a 57.24% non-taxable return of capital for federal income tax purposes, meaning that only 42.76% were treated as taxable distributions. In addition, so long as the Company continues to satisfy the various requirements for qualification as a REIT, non-corporate shareholders of the Company that receive distributions characterized as ordinary dividends for U.S. federal income tax purposes will be eligible to claim a tax deduction for the taxable year prior to January 1, 2026 equal to 20% of the ordinary dividends distributed to them in each such taxable year. In addition, the Company, and any of its subsidiaries that qualify as a real property trade or business, intend to make an election to be exempt from rules limiting the amount of interest expense a taxpayer is permitted to deduct each taxable year.

Clearly-defined aggregation strategy that is structured to benefit from the diversification and scale of ExchangeRight’s proprietary acquisitions pipeline and existing assets under management – We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to continue to strategically acquire single-tenant, net-leased necessity-based retail assets. This aggregation strategy is intended to leverage the significant synergies between its net lease DST and REIT platforms in order provide stable monthly income; reduce risk and enhance value through increased diversification; expand capacity to accommodate liquidity needs; unlock additional access to capital; and optimize estate planning benefits on behalf of investors across both platforms. There is no guarantee that any aggregation strategy will be executed or that they will produce enhanced liquidity or returns.

An investor-centric structure and significant alignment of interest – The Company’s fee arrangements with ExchangeRight are structured to have ongoing performance fees that are on average more favorable than what we believe are market fees. ExchangeRight currently has invested $15.0 million in Class I Common Shares and $2.0 million in OP Units alongside investors as of December 31, 2023, creating what we believe to be a strong alignment of interest in the success of the Company. Moreover, should ExchangeRight achieve at least a 100% return of capital and a 7% annual return on behalf of investors, ExchangeRight may participate in up to 20% of the potential upside above those returns, thus creating an additional incentive for ExchangeRight to perform.

Share Repurchase Program

Our share repurchase program may provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5% of the Company’s issued and outstanding shares per fiscal year pursuant to its share repurchase plan. Affiliates may seek to have their shares repurchased at the same terms and limitations as the common shareholders. ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase plan.

Real Estate Investments

The Company, through the Operating Partnership, owned 352 properties in 34 states as of December 31, 2023. The Trust Properties were 99.1% leased as of December 31, 2023 and occupied by 36 different primarily national investment-grade necessity-based retail tenants as of December 31, 2023, and are additionally diversified by industry, geographic region and lease term. The portfolio has had 100% collection of all of its rents from its net-leased properties since inception, including through the COVID-19 pandemic and for the year ended December 31, 2023. The following table details information about our tenants as of December 31, 2023:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Dollar General	25	92	117	1,109,300	$12,141,300	17.7%	$10.95	5.5
Walgreens	19	14	33	476,800	10,869,600	15.8%	$22.80	5.5
Tractor Supply	14	5	19	390,500	5,429,800	7.9%	$13.90	7.1
Family Dollar (f)	26	13	39	337,100	4,277,900	6.2%	$12.69	4.0
Hobby Lobby	8	1	9	513,400	4,075,200	5.9%	$7.94	6.0
Advance Auto Parts	27	5	32	233,900	3,554,900	5.2%	$15.20	4.5
CVS Pharmacy	9	2	11	135,800	3,295,400	4.8%	$24.27	4.6
Stop & Shop	-	1	1	102,100	2,940,000	4.3%	$28.80	12.9
Fresenius Medical Care	9	2	11	94,300	2,905,500	4.2%	$30.81	6.8
Pick ’n Save	1	1	2	123,500	1,988,100	2.9%	$16.10	5.8
Napa Auto Parts	-	18	18	155,000	1,842,600	2.7%	$11.89	12.4
Kroger	3	-	3	200,100	1,624,500	2.4%	$8.12	7.5
Publix	2	-	2	96,800	1,548,400	2.3%	$16.00	16.4
Hy-Vee	-	1	1	101,200	1,415,800	2.1%	$13.99	15.1
BioLife Plasma Services L.P. (g)	-	2	2	30,800	1,389,500	2.0%	$45.11	10.6
Old National Bank (h)	-	3	3	41,600	1,317,800	1.9%	$31.68	6.1
AutoZone	7	2	9	65,900	994,700	1.4%	$15.09	2.6
Dollar Tree	9	-	9	84,200	880,200	1.3%	$10.45	4.2
Giant Eagle	1	-	1	81,800	848,300	1.2%	$10.37	7.3
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.1%	$17.67	7.8
Goodwill	2	-	2	42,800	653,200	1.0%	$15.26	6.4
Verizon Wireless (i)	2	-	2	11,300	569,800	0.8%	$50.42	3.5
Sherwin Williams	7	-	7	45,400	566,700	0.8%	$12.48	2.8
O’Reilly (j)	5	1	6	41,400	557,900	0.8%	$13.48	5.4
Food Lion (k)	1	-	1	41,300	351,400	0.5%	$8.51	9.8
Ross Stores	1	-	1	25,800	335,400	0.5%	$13.00	5.1
PNC Bank, N.A.	-	1	1	6,100	266,800	0.4%	$43.74	4.8
HomeGoods (l)	1	-	1	22,200	255,800	0.4%	$11.52	7.3
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	3.2
The Christ Hospital	-	1	1	9,300	177,800	0.3%	$19.12	4.0
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	7.1
TCF National Bank (m)	-	1	1	4,500	116,700	0.2%	$25.93	3.0
Truist Bank (n)	1	-	1	2,700	103,400	0.2%	$38.30	5.0
Aaron’s	1	-	1	7,200	101,900	0.1%	$14.15	2.2
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	2.8
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	9.5
Total	185	167	352	4,701,700	$68,615,300	100.0%	$14.59	6.6
Vacant				41,400
Total Portfolio				4,743,100

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2023 Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.
(f)
Family Dollar’s leases are made primarily with Family Dollar Stores, Inc. This entity is a wholly owned subsidiary of Dollar Tree, Inc.
(g)
BioLife Plasma Services L.P.’s lease is guaranteed by Takeda Pharmaceuticals U.S.A., Inc. This entity is a wholly owned subsidiary of Takeda Pharmaceutical Co. Ltd.
(h)
Our leases were originally with First Midwest Bank as lessee. In February 2022 First Midwest Bancorp Inc., the former parent entity of First Midwest Bank, merged with Old National Bancorp. Subsequent to the merger, our leases are now with Old National Bank.
(i)
Verizon Wireless’s leases are entered into with Cellco Partnership. This entity is a wholly owned subsidiary of Verizon Communications, Inc. Verizon Communications, Inc. has provided a parent support agreement whereby it has agreed to guarantee certain of the payment obligations of Cellco Partnership.

(j)
O’Reilly’s leases are entered into with various wholly owned subsidiaries of O’Reilly Automotive Inc.
(k)
Food Lion’s lease is guaranteed by Delhaize America, Inc. This entity is a wholly owned subsidiary of Ahold Delhaize N.V.
(l)
HomeGoods’ lease is guaranteed by HomeGoods, Inc. This entity is a wholly owned subsidiary of TJX Companies, Inc.
(m)
Our lease was originally with TCF Bank as lessee. In June 2021, TCF Financial Corporation, the former parent entity of TCF Bank, merged with Huntington Bancshares Inc.
(n)
Our lease was originally with BB&T Bank as lessee. In December 2019 BB&T Corporation, the former parent entity of BB&T Bank, merged with SunTrust Banks, Inc. in a merger of equals to form Truist Financial Corporation. Subsequent to the merger, our lease is now with Truist Bank.

The following table details the industries in which our tenants operate as of December 31, 2023:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	165	1,530,600	32.3%	$17,299,400	25.2%
Pharmaceutical Retailers	44	612,600	12.9%	14,165,000	20.6%
Grocery	13	797,900	16.8%	11,529,700	16.8%
Discount Automotive	65	496,200	10.5%	6,950,100	10.1%
Farm and Rural Supply	19	390,500	8.2%	5,429,800	7.9%
Discount Specialty Retail	13	586,900	12.4%	5,119,900	7.5%
Medical Care	12	98,900	2.1%	3,098,600	4.5%
Banking Services	6	54,900	1.2%	1,804,700	2.6%
Healthcare Providers	4	43,500	0.9%	1,644,300	2.4%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Paint and Supplies	7	45,400	1.0%	566,700	0.8%
Discount Apparel	1	25,800	0.5%	335,400	0.5%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.1%
Total	352	4,701,700	99.1%	$68,615,300	100.0%
Vacant		41,400	0.9%
Total Portfolio		4,743,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2023 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	10	89,700	1.9%	$1,477,600	2.2%	$16.47
2025	20	163,200	3.5%	1,956,300	2.9%	$11.99
2026	42	487,200	10.4%	5,780,600	8.4%	$11.86
2027	40	561,200	11.9%	8,274,600	12.1%	$14.74
2028	59	612,300	13.0%	10,037,100	14.6%	$16.39
2029	37	439,000	9.3%	5,988,000	8.7%	$13.64
2030	33	474,300	10.1%	7,397,600	10.8%	$15.60
2031	43	673,500	14.3%	9,303,600	13.6%	$13.81
2032	29	456,100	9.7%	6,199,100	9.0%	$13.59
2033	10	131,500	2.8%	2,109,700	3.1%	$16.04
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,324,300	1.9%	$18.55
2036	6	140,500	3.0%	3,521,400	5.1%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	2	149,600	3.2%	2,214,200	3.2%	$14.80
2040	1	48,400	1.0%	750,000	1.1%	$15.50
Total	352	4,701,700	100.0%	$68,615,300	100.0%	$14.59

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of December 31, 2023:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.1%	$7,246,100	10.5%
Ohio	44	579,400	12.2%	6,796,300	9.9%
Texas	37	403,500	8.5%	5,948,800	8.7%
Louisiana	41	420,400	8.9%	5,071,400	7.3%
Wisconsin	20	342,800	7.2%	5,025,100	7.3%
Alabama	15	268,800	5.7%	3,900,000	5.7%
Florida	22	225,600	4.8%	3,436,100	5.0%
Georgia	14	264,300	5.6%	3,039,400	4.4%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.2%	2,940,000	4.3%
Indiana	11	245,000	5.2%	2,613,800	4.1%
North Carolina	14	210,000	4.4%	2,536,600	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,106,900	3.1%
Michigan	5	102,100	2.2%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Missouri	7	72,700	1.5%	1,357,800	2.0%
Virginia	6	91,800	1.9%	1,354,800	2.0%
Nevada	2	31,100	0.7%	1,082,800	1.6%
Arizona	2	32,100	0.7%	873,400	1.3%
New Jersey	3	33,000	0.7%	699,900	1.0%
Oklahoma	5	53,800	1.1%	685,300	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Connecticut	3	38,000	0.8%	547,300	0.8%
California	2	35,000	0.7%	480,100	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	304,200	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	352	4,743,100	100.0%	$68,615,300	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

Identified Trust Properties

As part of the Company’s aggregation strategy, we intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to strategically acquire single-tenant, net-leased necessity-based retail assets with the goal of creating additional size and diversification in order to seek enhanced, recession-resilient returns and liquidity for shareholders. The Company has identified a diversified portfolio of 463 single-tenant, net-leased properties leased primarily to investment-grade tenants that are part of existing ExchangeRight DST Portfolios as well as 128 additional properties (collectively, the “Identified Trust Properties”) for possible future acquisition.

The 463 properties that are part of the ExchangeRight DST Portfolios are currently owned by various ExchangeRight DSTs as of December 31, 2023. The Identified Trust Properties are leased and operated by tenants that are primarily investment-grade tenants that have proven to be recession-resilient in the past. These tenants operate successfully in the necessity-based retail space, and are diversified by geography, tenant, industry, lease term and debt maturities. The Identified Trust Properties were selected for their proven operating history and cash flows as well as management’s experience in managing the majority of these locations and tenants. In limited circumstances, certain portfolio acquisitions may require the inclusion of individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition, diversification, and value as a whole. Moreover, we intend to only acquire properties and portfolios that result in a post-acquisition Company NAV that is higher than or equal to the pre-acquisition Company NAV at the time of property identification and approval, including the valuation of all properties in the acquired portfolio. The majority of the Identified Trust Properties have built-in rent escalations in their primary term or option periods that are intended to provide increased income and inflation protection.

The Identified Trust Properties are anticipated to provide several distinct advantages to the Company:

•
The properties are expected to provide the Company with a pre-determined initial portfolio of properties and the ability to achieve an attractive diversification level;
•
There is reduced blind pool risk or counterparty execution risk as the properties are already controlled and managed by ExchangeRight;
•
The ExchangeRight DST Portfolios have a proven history as they are currently managed by ExchangeRight with a long-term track record of performance;
•
The tenants and lease terms are known, providing the Company with more certainty regarding potential rental increases, inflation protection and its underwriting projections of cash flows to investors;
•
The Company has flexibility to acquire the properties in stages and over a period of time, thereby improving the Company’s ability to invest capital and earn a return to fully cover investor distributions;
•
There will be no acquisition fees charged to the Company to acquire any ExchangeRight DST Portfolios;
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2023; and
•
The Operating Partnership is expected to grow more quickly than it would otherwise as a result of DST investors electing to perform a tax-deferred Code Section 721 exchange, providing long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with the long-term aggregation strategy and reducing the amount of new cash the Company must raise to acquire additional net-leased portfolios.

If any of the Identified Trust Properties that the Company does not currently own are not available for acquisition at the time we seek to purchase them, or if the pricing has changed whereby our Trustee believes that the acquisition of different properties is in the best interests of the Company, we may acquire properties other than the Identified Trust Properties consistent with our investment objectives, including properties owned or controlled by ExchangeRight or its affiliates.

Competition

We compete for tenants with numerous traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks and insurance companies, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could decrease the occupancy and rental rates of our properties.

Additionally, we face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks and insurance companies, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us which may impede our growth and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investments. Accordingly, competition for the acquisition of real property could materially and adversely affect us. However, the Identified Trust Properties may help the Company offset the effects of the foregoing competitive factors.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of  (i) the last day of the first fiscal year during which our total annual gross revenues equal or exceed $1.235 billion, (ii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period, and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to our effective registration statement under the Securities Act. For so long as we remain an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” To the extent we take advantage of some or all of the reduced reporting requirements applicable to “emerging growth companies,” an investment in our Common Shares may be less attractive to investors.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires annual management assessments of the effectiveness of the registrant’s internal control over financial reporting, and generally requires in the same report a report by an independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of reporting companies that comply with such new or revised accounting standards.

Human Capital

The Company has no direct employees. Services necessary for our business are provided by individuals who are employees of ExchangeRight or its affiliates, pursuant to the terms of the Management Agreements, and we pay fees associated with such services. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a summary of the fees paid to ExchangeRight and its affiliates during the years ended December 31, 2023 and 2022.

Investment Company Act Limitations

We conduct our operations, and the operations of our Operating Partnership, and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•
pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the 40% test). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to continue to acquire a diversified portfolio of income-producing real estate assets; however, our portfolio may include, to a much lesser extent, other real estate-related investments. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of our Operating Partnership, each formed to hold a particular asset.

We monitor our operations and our assets on an ongoing basis in order to ensure that neither we nor any of our subsidiaries meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act.

We believe that neither we nor our Operating Partnership will be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because neither of these entities will engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we, through our Operating Partnership, are primarily engaged in non-investment company businesses related to real estate. Consequently, we expect that we and our Operating Partnership will be able to continue to conduct our respective operations such that neither entity will be required to register as an investment company under the Investment Company Act.

In addition, because we are organized as a holding company that conducts its business primarily through our Operating Partnership, which in turn is a holding company that conducts its business through its subsidiaries, we intend to conduct our operations, and the operations of our Operating Partnership and any other subsidiary, so that we will not meet the 40% test under Section 3(a)(1)(C) of the Investment Company Act, as described above.

To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company.

If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and could require us to significantly restructure our business plan, which could materially adversely affect our business, financial condition and results of operations.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with ExchangeRight and its affiliates. See “Item 1A. Risk Factors” below for further details regarding conflicts of interest.

Regulation

Environmental. As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and our management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”), to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Many states and localities have similar requirements that are in addition to, and sometimes more stringent than, federal requirements. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA or a comparable state or local requirement could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes and other land use regulations.

Healthcare Regulatory Matters. Certain material healthcare laws and regulations may affect our operations and our tenants. Although there is presently no federal regulation on the lessor itself from federal government agencies that regulate and inspect the tenants and no regulation of the lessor in the states in which we own real property, certain of our tenants (including the operators of plasma and blood donation centers and other healthcare providers) are subject to extensive federal, state and local government healthcare laws and regulations. These laws and regulations include requirements related to licensure, conduct of operations, ownership of the facilities, operation, addition or expansion of facilities and services, prices for services, billing for services and the confidentiality and security of health-related information. Different properties within our portfolio may be more or less subject to certain types of regulation, some of which are specific to the type of facility or provider. These laws and regulations are wide-ranging and complex, may vary or overlap from jurisdiction to jurisdiction, and are subject frequently to change. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, or receive reimbursement for services rendered within them, which could negatively impact their ability to satisfy their contractual obligations to us. Our leases will require the tenants to comply with all applicable laws, including healthcare laws.

Our tenants which operate in the healthcare industry are subject directly to healthcare laws and regulations, because of the broad nature of some of these restrictions. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services.

Industry Segments

Our current business is focused on the ownership and operation of net-leased, primarily investment-grade tenanted properties. We review operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. We evaluate financial performance using property net operating income, which consists of rental income and other property income, less operating expenses. No individual property constitutes more than 10% of our revenue or property operating income, and the Company has no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

Available Information

Our executive offices are located at 1055 E. Colorado Blvd., Suite 310, Pasadena, CA 91106. Our telephone number is (855) 317-4448. Our internet website is www.exchangeright.com. The information contained in, or that can be accessed through our website, is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following factors and other factors discussed in this Annual Report on Form 10-K could cause the Company’s actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere in future SEC reports. You should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this Annual Report on Form 10-K, as well as any reports, amendments or updates reflected in subsequent filings or furnishings with the SEC. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Risk Factors Summary

Our business, financial condition and results of operations are subject to numerous risks and uncertainties. Below is a summary of the principal factors that make an investment in our Common Shares speculative or risky. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below in this “Risk Factors” section in this Annual Report on Form 10-K.

•
Our business depends on our tenants successfully operating their businesses and satisfying their obligations to us.
•
Illiquidity of real estate investments and restrictions imposed by the Code could significantly impede our ability to respond to adverse changes in the performance of our properties.
•
We are subject to risks associated with the current interest rate environment and increases in interest rates may negatively impact us.
•
Our revenues and expenses are not directly correlated, and because a large percentage of our expenses are fixed, we may not be able to lower our cost structure to offset declines in our revenue.
•
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant, such as a tenant declaring bankruptcy, could materially and adversely affect us.
•
We may be unable to complete the acquisitions of the identified ExchangeRight DST Portfolios or the other identified properties included in the Identified Trust Properties.
•
We may not acquire all of the properties that are included among the Identified Trust Properties.
•
We may acquire portfolios of properties, which may result in the acquisition of individual properties that do not otherwise meet our investment standards, including properties that are vacant.
•
We may only obtain limited warranties when we purchase a property and may only have limited recourse in the event our due diligence did not identify any issues that lower the value of the property.
•
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
•
As we continue to acquire properties, we may decrease or fail to increase the diversification of our portfolio.
•
Challenging economic conditions could increase vacancy rates.
•
As leases expire, we may be unable to renew those leases or re-lease the space on favorable terms or at all.
•
REIT distribution requirements limit our ability to retain cash.
•
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
•
Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.
•
Our growth strategy depends on external sources of capital which may not be available to us on commercially reasonable terms or at all.

•
Valuations and appraisals of our real estate are estimates of fair value and may not necessarily correspond to realizable value.
•
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
•
In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.
•
Many of the properties we intend to acquire are currently owned and managed by affiliates of the Trustee.
•
Shareholders are bound by the vote of other shareholders on matters on which they are entitled to vote, and shareholders will not have the right to vote on certain mergers, consolidations and conversions of the Company.
•
Our Trustee may be removed only under limited circumstances.
•
The Company’s rights, and the rights of shareholders, to recover claims against our officers and our Trustee are limited.
•
Our Declaration of Trust contains a provision that expressly permits our Trustee, our officers and ExchangeRight, and their affiliates, to compete with us.
•
The special limited partner of the Operating Partnership will be entitled to incentive distributions from our Operating Partnership only if the Operating Partnership’s investors have received a return of capital plus 7% cumulative, non-compounded annual return, which may discourage ExchangeRight from facilitating a transaction that would provide liquidity for our common shareholders.
•
Bankruptcy of ExchangeRight or any tenant of a property owned by the entity pledged to secure the RSLCA, as defined below, may adversely affect the value of the ExchangeRight Secured Loans.
•
The value of our ExchangeRight RSLCA, as defined below, may be impaired, and we may be unable to realize any value upon the foreclosure of the pledges securing the ExchangeRight Secured Loans due to the terms of the underlying mortgage loans.
•
The failure of a secured loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
•
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing, including an inability to refinance existing indebtedness.
•
Financing we utilize may include recourse provisions to the Company.
•
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our shareholders.
•
Interest-only indebtedness may increase our risk of default and ultimately may reduce our cash available for distribution.
•
Our current loans, and loans associated with the Identified Trust Properties which we plan to assume, may be subject to certain unfavorable provisions.
•
We would incur significant material adverse tax consequences if we fail to qualify as a REIT.
•
Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our growth opportunities.
•
We may become subject to litigation, which could materially and adversely affect us.
•
An investment in our Common Shares will have limited liquidity. There is no public trading market for our Common Shares and there may never be one; therefore, it will be difficult for you to sell your shares.

Risks Related to Our Business and Real Estate

Our business depends on our tenants successfully operating their businesses and satisfying their obligations to us.

We depend on our tenants to operate the properties they lease from us in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain specified insurance coverage, pay real estate taxes and maintain the leased properties. While a tenant may have multiple sources of funds to meet its obligations to us, its ability to meet these obligations depends significantly on the success of the business it conducts at the property it leases from us. Our tenants may be adversely affected by many factors beyond our control that might render one or more of their locations uneconomic. These factors include poor management, changes in demographics, a downturn in general economic conditions or changes in consumer trends that decrease demand for our tenants’ products or services. The occurrence of any of these factors could cause our tenants to fail to meet their obligations to us, including their obligations to pay rent, maintain specified insurance coverage, pay real estate taxes or maintain the leased property, or could cause our tenants to declare bankruptcy. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact our tenants’ results of operations and, in turn, their ability to meet their obligations to us. These factors also may negatively impact our ability to access the debt markets on favorable terms. Interest rates have risen in recent years. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance, the net asset value of the Company, and, in turn, the value of our Common Shares.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the ongoing Russian military invasion of Ukraine, including comprehensive international sanctions, the conflict between Israel and Hamas, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our properties, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns, net income and funds from operations. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

Additionally, the U.S. government’s credit and deficit concerns, the European geopolitical and economic environment and any continuing macroeconomic uncertainty with respect to China could cause interest rates to be volatile, which may negatively impact our ability to obtain debt financing on favorable terms. In this period of rising interest rates, our cost of funds may increase except to the extent we have obtained fixed rate debt, issued equity instruments with a fixed distribution rate or sufficiently hedged our interest rate risk, which could reduce our net income and funds from operations.

Illiquidity of real estate investments and restrictions imposed by the Code could significantly impede our ability to respond to adverse changes in the performance of our properties.

Relative to many other types of investments, real estate in general, and our properties in particular, are difficult to sell quickly. Therefore, our ability to promptly sell one or more properties in response to changing economic, financial or investment conditions is limited. In particular, our ability to sell a property could be adversely affected by weaknesses in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers or changes in national or international economic conditions (such as the most recent economic downturn) and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties, which are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

We are subject to risks associated with the current interest rate environment and continued elevated interest rates may negatively impact us.

We are exposed to financial market risks, especially interest rate risk. During 2022 and continuing through 2023, the U.S. Federal Reserve raised short term interest rates to levels not seen in 20 years. While the Federal Reserve has suggested interest rate decreases may be forthcoming in 2024, the Federal Reserve has not yet decreased short term interest rates and it is uncertain when or if they will do so in the near term. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of elevated interest rates as compared to historical rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate which has increased in recent years, our cost of funds would remain at elevated levels, which could reduce our net income. Further, continued elevated interest rates could also adversely affect our performance if such elevated rates cause our borrowing costs to remain at rates in excess of the rate that our investments yield. Further, continued elevated interest rates could also adversely affect our performance if we hold investments with elevated floating interest rates, subject to specified minimum interest rates (such as a SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, continued elevated interest rates may continue to result in elevated interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

As of December 31, 2023, the Company had $26.9 million of floating rate debt outstanding, which is related to a mortgage loan entered into on February 9, 2023. Concurrent with the closing of this mortgage loan, the Company entered into an interest rate swap agreement which effectively converted this floating rate debt to fixed rate debt through its maturity date.

A continuation of elevated interest rate levels may make it more costly for us to service the debt under our financing arrangements. Continued high interest rates could also cause our tenants to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their businesses and operations.

Our net income will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our properties and investments. We can offer no assurance that continued elevated levels in market interest rates would not have a material adverse effect on our net income. In this period of elevated interest rates, at least compared to recent historical levels, our cost of funds may remain elevated, which could reduce our net income.

Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, tend to influence our performance more so than does inflation. Our leases often provide for payments of base rent with scheduled increases, based on a fixed amount and, to a lesser extent, participating rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Changes in interest rates, however, do not necessarily correlate with inflation rates or changes in inflation rates and are highly sensitive to many factors which are beyond our control. Our operating results will depend heavily on the difference between the rental revenue from our properties and the interest expense incurred on our borrowings. If interest rates continue to remain elevated, our interest expense would also remain elevated which, without a corresponding increase in our revenue, would have a negative impact on our operating results.

Continued elevated levels of inflation may adversely affect our financial condition, cash flows and results of operations.

Over the past two and a half years, inflation has significantly increased. During the latter part of 2023, inflation rates began to decrease, however, continued elevated levels of inflation could have a negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could remain at a rate higher than our tenants’ rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest single-tenant properties net-leased to investment-grade tenants operating in the necessity-based retail industry subject to long-term net leases where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as pharmaceutical, grocery, healthcare, necessity-based retail, farm and rural supply, and discount retail. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

The Company’s business is the ownership of single-tenant properties net-leased to primarily investment-grade tenants operating in the necessity-based retail industry subject to long-term net leases. Accordingly, our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
inability to collect rents from tenants due to financial hardship, including bankruptcy;
•
changes in the general economic or business climate;
•
changes in local real estate conditions in the markets in which we operate, including the availability of and demand for single-tenant, net lease necessity-based retail assets;
•
changes in consumer trends and preferences that affect the demand for products and services offered by certain of our tenants;
•
inability to lease or sell properties upon expiration or termination of existing leases;
•
changes in interest rates and availability of permanent mortgage financing that may render the sale of a property difficult or unattractive;
•
the subjectivity of real estate valuations and changes in such valuations over time;
•
the illiquidity of real estate investments generally;
•
potential development and construction delays;
•
changes in tax, real estate, environmental and zoning laws; and
•
periods of high interest rates and tight money supply.

These risks and other factors may prevent us from being profitable or from maintaining or growing the value of our properties.

Our revenues and expenses are not directly correlated, and because a large percentage of our expenses are fixed, we may not be able to lower our cost structure to offset declines in our revenue.

Most of the expenses associated with the Company are relatively fixed and generally will not decrease with any reduction in our revenue. Also, many of our expenses will be affected by inflation, and certain expenses may increase more rapidly than the rate of inflation in any given period. Additionally, certain expense increases may exceed the rent escalation provisions contained in many of our leases. By contrast, our revenue, which primarily comes from long-term leases, is affected by many factors beyond our control, such as tenant creditworthiness, lease term and the economic conditions in the markets where our properties are located. As a result, we may not be able to fully offset rising costs by increasing our rents.

We could be subject to increased property-level operating expenses.

Our properties are subject to property-level operating expenses, such as tax, utility, insurance, repair and maintenance and other operating costs. Though our properties are generally leased under net leases that obligate tenants to pay for all or a significant portion of these expenses, we may be required to pay some of these costs or we may become obligated to pay all of these costs if a tenant defaults on its obligation to pay these expenses. Additionally, we will be responsible for these costs at any vacant property that is not subject to a net lease. Property-level operating expenses may increase, and the likelihood of our need to fund these expenses may increase if property-level expenses exceed the level of revenue a tenant is able to generate at a particular property. Additionally, we may be unable to lease properties on terms that require the tenants to pay all or a significant portion of the properties’ operating expenses or property-level expenses that we are obligated to pay may exceed our expectations.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our strategy focuses primarily on single-tenant properties net-leased to investment-grade tenants operating in the necessity-based retail industry subject to long-term net leases across the United States. Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. We cannot guarantee that we will be able to renew leases or re-lease space (i) without an interruption in the rental revenue from those properties, (ii) at or above our current rental rates or (iii) without having to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. Furthermore, the Company is aware of 12 tenants that are not operating in their location but are paying full unabated rent. The difficulty, delay and cost of renewing leases, re-leasing space and leasing vacant space could materially and adversely affect us.

In addition, all of the leases of our properties contain provisions giving the tenant the right to extend the term of the lease at a rental rate specified in the lease. If such rent is below the level of rent that the property could otherwise be leased for at the termination of the lease and the tenant exercises its right to extend the lease, we will be obligated nevertheless to lease the property for the rent specified in the lease.

Our financial monitoring and periodic site inspections may fail to mitigate the risk of tenant defaults, and if a tenant defaults, we may experience difficulty or a significant delay in re-leasing or selling the property.

Our active asset management strategies, which include regular reviews of each of our properties for changes in the credit of the tenant, business performance at the property, industry trends and local real estate market conditions, may be insufficient to predict tenant defaults. If a tenant defaults, it will likely eliminate all of, or significantly reduce, our revenue from the affected property for some time. If a defaulting tenant is unable to recover financially, we may have to re-lease or sell the property. Re-leasing or selling properties may take a significant amount of time, during which the property might have a negative cash flow to us and we may incur other related expenses. We may also have to renovate the property, reduce the rent or provide an initial rent abatement or other incentive to attract a tenant or buyer. During this period, we likely will incur ongoing expenses for property maintenance, taxes, insurance and other costs. Moreover, a property which has become vacant may lead to reduced rental revenue and result in less cash available for distribution to our shareholders. In addition, because a property’s value depends principally upon its lease, leasing history and prevailing market rental rates, the value of a property with a prolonged vacancy could decline.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant, such as a tenant declaring bankruptcy, could materially and adversely affect us.

The five largest tenants of the Trust Properties, Dollar General, Walgreens, Tractor Supply, Family Dollar and Hobby Lobby, represent 17.7%, 15.8%, 7.9%, 6.2% and 5.9% respectively, and collectively represent over 53.0% of the current in-place net rents of the Trust Properties as of December 31, 2023. Additionally, the five largest tenants of the combined Trust Properties and the Identified Trust Properties, Walgreens, Dollar General, Tractor Supply, CVS and Pick n’ Save, represent 19.8%, 13.8%, 8.8%, 5.2% and 5.1%, respectively, and collectively represent over 52.7% of the current net operating income of the combined Trust Properties and the Identified Trust Properties as of December 31, 2023. Dollar General and Walgreens are public companies, with each company’s common stock registered with the SEC under the Exchange Act. In this connection, Dollar General’s common stock is listed on the New York Stock Exchange, and Walgreens common stock is listed on the Nasdaq Stock Market. Dollar General maintains an investment grade rating of BBB by S&P. Walgreens has a split rating from S&P and Moody’s of BBB- and Ba2, respectively. As a result of this concentration, our business, financial condition and results of operations, including our NAV or the amount of cash available for distribution to our shareholders, could be adversely affected if we are unable to do business with one or more of these tenants, or if one or more of these tenants were to declare bankruptcy, become unable to make lease payments because of a downturn in its business, or otherwise.

Additionally, while we anticipate our portfolio to be diversified by tenant, industry and geography as we continue growing, and our investment strategy contemplates maintaining and growing a well-diversified portfolio, we have broad authority to invest in any property that we may choose, and it is possible that future investment activity could result in a less diverse portfolio. In the event that we become significantly exposed to any one tenant, a downturn in that tenant’s business or creditworthiness could adversely affect us. Similarly, if we develop a concentration of properties in any geographic area or used in a particular industry, any situation adversely affecting that area or industry would have a magnified adverse effect on our portfolio.

Credit ratings may prove to be inaccurate or be unavailable for a tenant.

A key element of our underwriting process is evaluating tenant creditworthiness. When available, we consider credit ratings assigned by major rating agencies to our tenants, their parent entities, or, where applicable, their guarantors when making investment and leasing decisions. In certain instances, there will be no rating to consider and financial information may be limited. Underwriting credit risk in the absence of a credit rating or based upon limited financial information could cause us to improperly assess tenant credit risk and lead to tenant defaults.

Additionally, a credit rating is not a guarantee and only reflects the rating agency’s opinion of an entity’s ability to meet its financial commitments, such as its payment obligations to us under the relevant lease, in accordance with their stated terms. A rating may ultimately prove not to accurately reflect the credit risk associated with a particular tenant or guarantor. Ratings are generally based upon information obtained directly from the entity being rated, without independent verification by the rating agency. If any such information contained a material misstatement or omitted a material fact, the rating based upon such information may not be appropriate. Ratings may be changed, qualified, suspended, placed on watch or withdrawn as a result of changes in, additions to or the accuracy of information, the unavailability of or inadequacy of information or for any other reason. No rating agency guarantees a tenant’s or, where applicable, its guarantor’s obligations to us. If a tenant’s or, where applicable, its guarantor’s rating is changed, qualified, suspended, placed on watch or withdrawn, such tenant or guarantor may be more likely to default in its obligations to us, and investors may view our cash flows as less stable.

We face significant competition for tenants, which may decrease the occupancy and rental rates of our properties.

We compete for tenants with numerous traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks and insurance companies, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could decrease the occupancy and rental rates of our properties.

We face significant competition for acquisitions, which may reduce the number of acquisitions we are able to complete, which may impede our growth and increase the costs of these acquisitions.

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks and insurance companies, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us which may impede our growth and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

We may be unable to complete the acquisitions of the identified ExchangeRight DST Portfolios or the other identified properties included in the Identified Trust Properties.

Our ability to achieve our desired improved returns requires us to complete acquisitions of all of the Identified Trust Properties, or other properties that meet our investment objectives, and to successfully integrate these properties into our portfolio. Our ability to acquire the Identified Trust Properties, or other properties, and successfully integrate them is also dependent on our ability to raise sufficient capital to acquire the properties. If we are not able to acquire all of the Identified Trust Properties, we may be unable to identify suitable replacement properties that meet our investment objectives and we may be unable to achieve our desired returns.

We may not acquire all of the properties that are included among the Identified Trust Properties.

We must raise sufficient capital before we can acquire any of the Identified Trust Properties. However, if our Trustee believes that the acquisition of different properties is in the best interests of the Company, we may acquire properties other than the Identified Trust Properties consistent with our investment objectives. The anticipated characteristics of our portfolio, including property location and quality, lease terms and tenants, and our anticipated cash available for distribution are only indicative of the investment opportunities represented by the Identified Trust Properties and may be less favorable to investors if we acquire different properties.

We may acquire portfolios of properties, which may result in the acquisition of individual properties that do not otherwise meet our investment standards, including properties that are vacant.

We may acquire portfolios of properties, including ExchangeRight DST Portfolios, which may include “dark” properties in which contractual rents are being collected but the tenant is not operating the space, at the time we acquire them. When considering portfolio acquisitions, the Company will consider the portfolio composition and its investment metrics as a whole and particular portfolios may include individual properties that are vacant. However, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition as a whole and will adjust the pricing for a future re-tenanting event. Our Trustee will not agree to acquire additional properties, or portfolios of properties, unless it is anticipated to result in the equivalent to or at a premium to the then-current NAV per share of the Company. However, a property in a portfolio which has become “dark” or vacant may lead to reduced rental revenue and result in less cash available for distribution to our shareholders. In addition, because a property’s value depends principally upon its lease, leasing history and prevailing market rental rates, the value of a property with a prolonged vacancy could decline. Additionally, upon lease expiration and until the vacant property can be re-leased, we will be responsible for the property-level operating expenses. We may be unable to lease such properties on terms that require the new tenants to pay all or a significant portion of the properties’ operating expenses or property-level expenses that we are obligated to pay.

The fair value for the Identified Trust Properties at the time of identification was determined by the Trustee using various valuation methodologies and not by an independent appraiser, and as a result the fair value for any single property may not necessarily correspond to realizable market value.

The methodologies used to determine the fair value for the Identified Trust Properties at the time of property identification involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although the Trustee’s valuation methodologies are designed to accurately and fairly determine the value of the Identified Trust Properties to potentially be acquired, the results of the Trustee’s valuation analyses, and correspondingly the fair value determined for the Identified Trust Properties, do not necessarily represent the fair value of any one property being purchased or the price at which we would be able to sell the property after acquisition, because such prices would be negotiated individually. As a result, if the value of an Identified Trust Property decreases after acquisition, or we sell a property at a realized loss, this may adversely affect our NAV and shareholders may receive less than realizable value for their investment.

The value of the Identified Trust Properties may fluctuate before we can complete the purchase of any or all of those properties.

Our ability to acquire the ExchangeRight DST Portfolios is dependent on obtaining the consent from the DST Trustee, the consent of the senior mortgage lenders holding security interests in those properties, our reevaluation of pricing, and on our obtaining sufficient capital to acquire the properties. If we are not able to acquire the Identified Trust Properties immediately, some or all of the properties may decline in value before we are able to complete the acquisition.

We may only obtain limited warranties when we purchase a property and may only have limited recourse in the event our due diligence did not identify any issues that lower the value of the property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications (including those relating to construction of the building and environmental issues) that will survive only for a limited period after the closing. The purchase of properties with limited warranties, representations or indemnifications increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Eminent domain could lead to material losses.

Government authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

Covenants, conditions, and restrictions may restrict the uses of our properties.

Some of our properties are contiguous to other parcels that comprise a single retail center. In connection with such properties, we are often subject to significant covenants, conditions and restrictions (“CC&Rs”) that limit the use and operation of such properties. Moreover, the operation and management of the contiguous properties may adversely affect the value of our properties. Compliance with CC&Rs or the presence of contiguous businesses may make the affected properties less attractive to potential tenants and adversely affect their value.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.

Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•
we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;
•
we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
•
we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•
we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;
•
in limited circumstances, we may acquire individual properties that are vacant or do not otherwise meet our standards; however, when considering portfolio acquisitions that include such properties, we will consider the portfolio composition as a whole and will adjust the pricing for a future re-tenanting event;
•
our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;
•
we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;
•
we may fail to obtain financing for an acquisition on favorable terms or at all;
•
we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•
market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of unknown environmental contamination not identified in Phase I environmental site assessment reports or otherwise through due diligence, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

As we continue to acquire properties, we may decrease or fail to increase the diversification of our portfolio.

While we seek to maintain or increase our portfolio’s tenant, geographic and property type diversification with future acquisitions, it is possible that we may determine to consummate one or more acquisitions that actually decrease our portfolio’s diversification. If our portfolio becomes less diversified, our business will be more sensitive to the bankruptcy or insolvency of fewer tenants, to changes in trends affecting a particular industry, and to a general economic downturn in a particular geographic area.

A pandemic, epidemic, or outbreak of another infectious disease in the United States could adversely affect our operating results and financial condition.

Our operating results and financial condition are dependent on the ability of our tenants to meet their lease obligations to us. A pandemic, epidemic, or outbreak of another infectious disease, such as the COVID-19 pandemic, could adversely affect the ability of our tenants to meet their lease obligations by increasing their operating costs and reducing their income. Any such event could place substantive restrictions and impact on our tenants, and in turn, our business, operating results, and financial condition. In such a situation, we could face closing of borders, restricting of supply chains, closing of enterprises, and reductions in new potential acquisition and leasing opportunities.

The extent to which another pandemic or epidemic impacts our business, operations, and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business, and individual actions taken in response to the pandemic and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants’ businesses, financial condition, and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of any such pandemic could negatively impact our future compliance with financial covenants of our credit agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under such facilities and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

We own properties located in certain states that are particularly susceptible to various natural disasters including, without limitation, windstorms, floods, hurricanes, earthquakes, tornadoes and other natural disasters indigenous to those states.

In general, any natural disaster affecting the properties we own could affect our tenants and the ability and incentive of the tenants to make timely rental payments. Accordingly, the rates of delinquencies and defaults on the leases at the properties could be greater than with a pool of properties involving different geographic diversification.

Climate change, natural disasters or health crises could adversely affect our properties and business.

Our properties could be subject to natural disasters and may be impacted by climate change. To the extent climate change causes adverse changes in weather patterns, rising sea levels or extreme temperatures, our properties in certain markets may be adversely affected. Specifically, properties located in coastal regions could be affected by any future increases in sea levels or in the frequency or severity of hurricanes and storms, whether caused by climate change or other factors. Climate change could have a variety of direct or indirect adverse effects on our properties and business, including:

•
Property damage to our retail properties;

•
Indirect financial and operational impacts from disruptions to the operations of major tenants located in our retail properties from severe weather, such as hurricanes, floods, wildfires or other natural disasters;
•
Increased insurance premiums and deductibles, or a decrease in or unavailability of coverage, for properties in areas subject to severe weather, such as hurricanes, floods, wildfires or other natural disasters;
•
Increased insurance claims and liabilities;
•
Increases in energy costs impacting operational returns;
•
Changes in the availability or quality of water or other natural resources on which the tenant’s business depends;
•
Decreased consumer demand for products or services resulting from physical changes associated with climate change (e.g., warmer temperatures or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable);
•
Incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and
•
Economic disruptions arising from the above.

Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time there can be no assurance that climate change will have an adverse effect on us.

Some of our properties are leased to tenants or have lease guarantors that are not rated by a major rating agency.

A key element of our underwriting process is evaluating tenant creditworthiness. When available, we consider any relevant rating assigned by a major rating agency. Additionally, when we underwrite a tenant’s credit, we generally review financial statements or other financial data and, if available, property-level operating information. In certain instances, there will be no rating to consider and financial information may be limited. Underwriting credit risk in the absence of a credit rating or based upon limited financial information could cause us to improperly assess tenant credit risk and lead to tenant defaults.

If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

We may experience concentration in one or more tenants across several of the properties in our portfolio. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the “Bankruptcy Code”). If a tenant becomes a debtor under the Bankruptcy Code, federal law prohibits us from evicting such tenant based solely upon the commencement of such bankruptcy. Further, such a bankruptcy filing would prevent us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties or take other enforcement actions, unless we receive an enabling order from the bankruptcy court. Generally, post-bankruptcy debts are required by statute to be paid currently, which would include payments on our leases that come due after the date of the bankruptcy filing. Such a bankruptcy filing also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount of cash available for distributions to shareholders. Prior to emerging from bankruptcy, the tenant will need to decide whether to assume or reject its leases. Generally, and unless otherwise agreed to by the tenant and the lessor, if a tenant assumes a lease, all pre-bankruptcy balances and unpaid post-bankruptcy amounts owing under it must be paid in full. If a given lease or guaranty is not assumed, our operating cash flows and the amount of cash available for distribution to shareholders may be adversely affected. If a lease is rejected by a tenant in bankruptcy, we are entitled to general unsecured claims for damages. If a lease is rejected, it is questionable whether we would receive any amounts from the tenant, and our general unsecured claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or a percentage of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. We would only receive recovery on our general unsecured claim in the event funds or other consideration was available for distribution to general unsecured creditors, and then only in the same percentage as that realized on other general unsecured claims. We may also be unable to re-lease a terminated or rejected property or to re-lease it on comparable or more favorable terms.

We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is our primary source of cash flows from operations.

We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations. Leases of long-term duration, or which include renewal options that specify a maximum rental rate increase, may result in below-market lease rates over time if we do not accurately estimate inflation or increases in market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental rate increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates.

Real estate taxes may increase, and any such increases may not be paid for by our tenants.

Tax rates or the assessed values of our properties may increase, which would result in increased real estate taxes. Although tenants at our properties are obligated to pay these taxes (including any increases thereto) pursuant to net leases, we may be responsible for some or all of these taxes related to certain of our properties upon a property’s lease expiration. In addition, if a tenant does not meet its obligation to pay real estate taxes, we likely will be required to pay such taxes to preserve the value of our investment.

Challenging economic conditions could increase vacancy rates.

Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience higher vacancy rates, we may have to offer lower rental rates or increase tenant improvement allowances or concessions. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of rental income. Increased vacancies could reduce our rental revenue and the values of our properties, possibly below the amounts we paid for them. Any such reduced revenues could make it more difficult for us to meet our payment obligations with respect to any indebtedness associated with the affected properties or limit our ability to refinance such indebtedness.

As leases expire, we may be unable to renew those leases or re-lease the space on favorable terms or at all.

Our success depends, in part, upon our ability to cause our properties to be occupied and generate revenue. Current tenants may decline, or may not have the financial resources available, to renew current leases, and we cannot guarantee that we will be able to renew leases or re-lease space (i) without an interruption in the rental revenue from those properties, (ii) at or above our current rental rates, or (iii) without having to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. The difficulty, delay and cost of renewing leases, re-leasing space and leasing vacant space could materially and adversely affect us.

In addition, all of the leases of our properties contain provisions giving the tenant the right to extend the term of the lease at a rental rate specified in the lease. If such rent is below the level of rent that the property could otherwise be leased for at the termination of the lease and the tenant exercises its right to extend the lease, we will be obligated nevertheless to lease the property for the rent specified in the lease.

We may be unable to secure funds for future tenant improvements or other capital needs.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements to the vacated space. In addition, although our leases generally require tenants to pay for routine property maintenance costs, we are often responsible for any major structural repairs, such as repairs to a property’s foundation, exterior walls or roof. In general, we expect to use a significant portion of our cash to invest in additional properties and fund distributions to our shareholders. Accordingly, if we need significant additional capital to improve or maintain our properties or for any other reason, we will likely be required to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future offerings of our securities. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for tenant improvements or other capital needs, our properties may be less attractive to future tenants or purchasers, generate lower cash flows and/or decline in value.

REIT distribution requirements limit our ability to retain cash.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we can retain for other business purposes, including to fund our growth. We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our shareholders to comply with the REIT distribution requirements of the Code. However, timing differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds to meet the 90% distribution requirement of the Code, even if the prevailing market conditions are not favorable for these dispositions or borrowings.

In the future, if we do not generate sufficient earnings and cash flow from operations, we may have to lower our distributions or risk paying distributions to our shareholders from sources other than cash flow from operations.

Since our formation in January 2019, we have paid dividends and distributions to the holders of our Common Shares, and the Operating Partnership has paid distributions to the holders of OP Units, only out of cash flow from operations and not from any other sources. However, in the future it is possible we may not generate sufficient earnings and cash flow from operations to fully fund distributions to shareholders or holders of OP Units, as the case may be, in a current period and a portion of distributions could be paid out of inception-to-date operating cash flow or we may be required to pay a distribution due to REIT qualification requirements or to avoid incurring federal income tax. In such circumstances, we may choose to use other sources to fund distributions to our shareholders or the OP Unit holders in that current period, including but not limited to, borrowings (including borrowings secured by our assets), net proceeds of public or private securities offerings, proceeds from the sale of assets, and advances on or the deferral of fees and expense reimbursements. Using certain of the foregoing sources may result in a liability to us, which would require a future repayment. Additionally, the use of sources for distributions other than cash flow from operations, and the ultimate repayment of any liabilities incurred, could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new real estate acquisitions, and adversely impact the value of a shareholder’s investment in our Common Shares.

We may be unable to sell a property when we desire to do so.

The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and supply and demand. While the Company’s strategy is not to sell properties individually, it is possible that we could pursue those options on select properties, and for those properties, we cannot predict whether we will be able to sell a property for a price or on other terms that we determine to be acceptable. In connection with selling a property, we may determine that it is necessary to make significant capital expenditures to correct defects or to make improvements in order to facilitate a sale. We may not have the ability to fund these expenditures, which could prevent us from selling the property or adversely affect any selling terms. Additionally, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on such property. To the extent we determine to sell a property, we cannot predict the length of time needed to find a willing purchaser and to close the sale of the property or that any sale will result in the receipt of net proceeds in excess of the amount we paid for the property.

We may be negatively affected by potential development and construction delays.

We may invest in properties that are under development or construction. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases.

We also must rely on rental income and expense projections and estimates of the fair market value of the property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option.

In determining whether to purchase a particular property, we may obtain an option to purchase such property. While not anticipated, the amount paid for an option, if any, normally is forfeited if the property is not purchased within the option exercise period and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect us.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and may be more expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in our owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another party to acquire the unwanted properties, we may be required to hold such properties and seek to dispose of them at a later time. Acquiring multiple properties in a single transaction may require us to accumulate a large amount of cash, and holding large cash balances for significant periods of time could reduce our returns, as returns on cash are substantially lower than the returns we target from our investments in properties.

If we sell properties and provide financing to purchasers, we will be subject to the risk of default by the purchasers.

While not anticipated, in some instances, we may sell a property and provide financing to the purchaser for a portion of the purchase price. Though we do not expect to provide a significant amount of financing to purchasers relative to the overall size of our portfolio, we are not precluded from doing so. If we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations to us, including payment obligations, under the financing arrangement. Even in the absence of a purchaser default, we will not receive the full cash proceeds from such a sale until such time as our loan is repaid by the purchaser or sold by us, which will result in a delay in our ability to distribute such sales proceeds or reinvest them in other properties.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to a maximum level per depositor per insured bank. We likely will have cash (including restricted cash) and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose a certain portion of our deposits. The loss of our deposits could reduce the amount of cash available for distribution to our shareholders or investment in new or existing properties.

Risks Related to Our Organizational Structure

We are a relatively new company and have a limited operating history.

The Company was formed on January 11, 2019 and began its operations on April 30, 2019. As such, we have a limited operating history and are subject to all the risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the NAV of the Company and, in turn, the value of our Common Shares could decline substantially. Prior to the formation of the Company, neither ExchangeRight nor the Key Principals had experience operating a REIT. As a result, we cannot assure you that the past experience of ExchangeRight and its Key Principals will be sufficient to successfully operate the Company as a REIT, including meeting the requirements relative to maintaining our qualification as a REIT.

We are a holding company with no direct operations and will rely on funds received from our Operating Partnership to pay liabilities and make any distributions declared by our Trustee.

We are a holding company and conduct substantially all of our operations directly and indirectly through our Operating Partnership. We will not have any significant operations or, apart from our interest in the Operating Partnership, any significant assets. As a result, we will rely on distributions from the Operating Partnership to pay any distributions that our Trustee declares on our Common Shares. We will also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, claims by shareholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) or any preferred equity of the Operating Partnership and its subsidiaries, including ExchangeRight’s special limited partnership interest in the Operating Partnership. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our shareholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own all of the general partnership interests in the Operating Partnership as of December 31, 2023. In connection with our future acquisition of properties or otherwise, we may issue OP Units to third parties. Such issuances would reduce our percentage ownership interest in the Operating Partnership. Because shareholders will not directly own units of the Operating Partnership, shareholders will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, on the other. Our Key Principals and executive officers own 13,021 Class I Common Shares and 70,131 OP Units. The Key Principals are anticipated to have the right to elect to receive up to $10.7 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the ExchangeRight DST Portfolios. Additionally, ExchangeRight owns 77,308 OP Units and EIFG owns 600,000 Class I Common Shares. Our Trustee and officers have duties to us and our shareholders under applicable Maryland law in connection with their management of the Company. At the same time, we, as the sole general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as the sole general partner to our Operating Partnership and its partners may come into conflict with the duties of our Trustee and officers to the Company and our shareholders. These conflicts may be resolved in a manner that is not in the best interests of our shareholders.

Our success depends on key personnel of ExchangeRight whose continued service is not guaranteed and each of whom would be difficult to replace.

Our success depends to a significant degree upon the contributions of our Key Principals and certain of our principal officers and other key personnel, each of whom would be difficult to replace. We cannot guarantee that all, or any particular one, will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and our business, financial condition, and results of operations, as well as our ability to make distributions to our shareholders, could be materially and adversely affected.

There is no public trading market for our Common Shares; therefore, your ability to dispose of your shares will likely be limited.

There is no current public trading market for our Common Shares, and a market may never develop for them. Our Common Shares are not listed on any national securities exchange, and we do not intend to apply to have our Common Shares listed on a national securities exchange in the foreseeable future. In the absence of an active public trading market, shareholders may not be able to sell their Common Shares. The lack of an active market for our shares also may impair our ability to raise capital by selling shares, our ability to motivate our employees through equity incentive awards, and our ability to acquire other companies by using Common Shares as consideration. Therefore, the repurchase of Common Shares by us will likely be the only way for a shareholder to dispose of its shares. The Company has instituted a repurchase program but may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan.

We face risks associated with the deployment of our capital.

In light of the nature of our plans to conduct continuous offerings in relation to our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Common Shares in our private offerings and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments, which cash holdings may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market instruments or other similar temporary investments, each of which are subject to the asset management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market instruments or other similar temporary investments pending deployment into investments will generate significant interest, and shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares, our results of operations and financial condition may be adversely affected.

Our growth strategy depends on external sources of capital which may not be available to us on commercially reasonable terms or at all.

We expect that over time we will seek additional sources of capital to fund our business. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•
general market conditions;
•
the market’s perception of our creditworthiness and growth potential;
•
our current debt levels and our ability to satisfy financial covenants;
•
our current and expected future earnings;
•
our cash flow, cash position and cash distributions; and
•
our ability to offer and sell our Common Shares or other equity securities.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.

In addition, in order to maintain our qualification as a REIT, we are generally required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and we will be subject to income tax at regular corporate rates to the extent we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, without access to third-party sources of capital, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations, or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.

Valuations and appraisals of our real estate are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our NAV, valuations of the portfolio will be determined based in part on quarterly valuations conducted by an independent third-party and approved by our Trustee. Additionally, the Trustee may in its discretion consider material market data and other information in valuing our assets and liabilities in calculating our NAV for a particular quarter. Although quarterly valuations of each of our real properties will be reviewed and confirmed for reasonableness, such valuations are based on asset and portfolio-level information provided by the Trustee, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Common Shares, the price we paid to repurchase our Common Shares or NAV-based fees we paid to ExchangeRight. Because the price an investor pays for our Common Shares, and the price at which shares may be repurchased by us pursuant to our share repurchase plan, investors may pay more than realizable value or receive less than realizable value for their investments.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used to calculate our NAV, including the components used in those calculations, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for the purpose of establishing the price at which we sell and repurchase our Common Shares, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our Common Shares and the amount of asset management fees. Certain policies and procedures have been implemented to address such errors in NAV calculations. If such errors were to occur, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our Common Shares were sold or repurchased or on the amount of the asset management fees, we may determine in its sole discretion to take certain corrective actions in response to such errors, including making adjustments to prior NAV calculations.

Your interest in us may be diluted if we issue additional Common Shares or Operating Partnership interests.

Holders of our Common Shares do not have preemptive rights to purchase additional shares in connection with shares we may issue in the future. Under our Declaration of Trust, we are authorized to issue an unlimited number of Common Shares at a price or prices determined by our Trustee. Our Trustee has the power to classify or reclassify any unissued shares into classes or series of Common Shares or preferred shares and to authorize us to issue those shares, without obtaining shareholder approval. As the general partner of our Operating Partnership, we may also, without shareholder approval, cause our Operating Partnership to issue additional OP Units or other partnership interests that have rights that are senior to those of our Common Shares. Investors purchasing our Common Shares likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, (2) sell securities, including OP Units, that are convertible into our Common Shares, (3) issue our securities or partnership interests in our Operating Partnership in a private offering of securities to institutional investors, (4) issue our securities or partnership interests in our Operating Partnership to our Trustee, officers and other employees, or (5) issue our securities or partnership interests in our Operating Partnership, including OP Units, to sellers of properties we acquire. Because the OP Units may, in the discretion of our Trustee, be exchanged for our shares, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of our shares of beneficial interest, thereby diluting the percentage ownership interest of other shareholders. If we sell additional Common Shares for a price less than the then-current NAV per share, the issuance of such shares would result in dilution of the value of a shareholder’s interest in us. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in dilution to our shareholders. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time or on terms that would be favorable absent such restrictions.

Many of the properties we intend to acquire are currently owned and managed by affiliates of the Trustee.

The Company, through the Operating Partnership, currently owns 326 properties that were former ExchangeRight DST Portfolios acquired from affiliates of ExchangeRight. We anticipate using the Company’s capital to acquire additional ExchangeRight DST Portfolios, as well as other properties. The Identified Trust Properties, which is a diversified portfolio of single-tenant, net-leased properties leased primarily to investment-grade tenants that are mainly owned by various ExchangeRight DSTs, has been identified for potential future acquisition. Our ability to acquire any of the Identified Trust Properties, or other properties, and successfully integrate them is also dependent on our ability to raise sufficient capital to acquire the properties. If we are not able to acquire all of the Identified Trust Properties immediately, some or all of the properties may decline in value before we are able to complete the acquisition, and we may be unable to identify suitable replacement properties that meet our investment objectives and we may be unable to achieve our desired returns.

There is therefore a risk in the Identified Trust Properties that they may provide a lower return to shareholders compared to a potential acquisition of other properties owned or managed by unaffiliated third parties.

There are risks involved in acquiring unidentified properties.

If we are not able to acquire all of the Identified Trust Properties, or upon completion of the acquisition of the Identified Trust Properties, we may have difficulty identifying and purchasing additional suitable properties on attractive terms, if at all, in order to meet our investment objectives. The lack of information regarding such other properties, such as the operating history of the property and other relevant economic and financial information regarding such alternative properties, means that investors will not have the opportunity to evaluate for themselves the relevant information regarding any such properties. Shareholders will not have an opportunity to evaluate the specific merits or risks of any prospective property. As a result, shareholders will be dependent on the judgment of the Trustee in connection with the selection of properties and management of the proceeds of any offering of Common Shares we conduct, including the selection of any properties purchased with such proceeds, other than the Identified Trust Properties. There can be no assurance that determinations ultimately made by the Trustee will result in the Company achieving its business objectives. The number of properties the Company acquires and the diversification of its properties is dependent on the amount of proceeds raised through our offerings and will be reduced if less than the maximum offering amount is raised. We may acquire multiple properties in a single transaction. Additionally, portfolio acquisitions are more complex and may be more expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition Accordingly, the risk of investing in the Company may be increased. Although the Trustee has established investment objectives and criteria to guide it in acquiring properties on behalf of the Company, the Trustee has broad authority and discretion when choosing properties. Consequently, investors must rely exclusively on the Trustee to make investment decisions. No assurance can be given that the Company will be able to obtain suitable properties or that the Company’s objectives will be achieved.

Our Trustee may change our investment policies without shareholder approval.

Our investment policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except as may be required to avoid meeting the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our Trustee without the approval of our shareholders. As a result, the nature of our shareholders’ investments could change without their consent. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.

Our Trustee may change our financing policies without shareholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our financing policies are exclusively determined by our Trustee. Accordingly, our shareholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Trustee may adopt, alter or eliminate leverage policies at any time without shareholder approval. We could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations.

Shareholders are bound by the vote of other shareholders on matters on which they are entitled to vote, and shareholders will not have the right to vote on certain mergers, consolidations and conversions of the Company.

Shareholders may vote on certain matters at a meeting of shareholders. However, a shareholder will be bound by the vote specified in our Declaration of Trust or bylaws on matters requiring approval of the shareholders even if a shareholder does not vote in favor of any such matter. Moreover, subject to certain requirements set forth in our Declaration of Trust, holders of Common Shares will not be entitled to vote on any merger, consolidation or conversion of the Company with another REIT or REITs so long as the consideration to be received by our common shareholders consists of common equity securities of the surviving REIT at an exchange ratio based on the respective NAVs of the Company and such other entity, as adjusted for transaction costs, and the only cash paid in the transaction is paid in lieu of fractional shares (a “Reorganization”). Therefore, the Trustee will have the unilateral power to effect a Reorganization without the approval of any shareholder of the Company.

If shareholders do not agree with the decisions of our Trustee, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our Trustee determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Trustee may amend or revise these and other policies without a vote of the shareholders. Under Maryland law and our Declaration of Trust, our shareholders generally have a right to vote only on the following:

•
the removal of the Trustee under limited circumstances and, unless the Trustee has designated its successor, the election of a successor trustee;
•
any amendment of our Declaration of Trust that adversely affects the contract rights of our outstanding shares of beneficial interest, except that our Trustee may amend our Declaration of Trust without shareholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to classify or reclassify any of our unissued Common Shares or preferred shares into one or more classes or series of shares and to establish the terms of such shares, and to change the name or other designation or the par value of any class or series of our shares and the aggregate par value of our shares or to effect certain reverse share splits;
•
a merger or consolidation of the Company, or the sale or other disposition of all or substantially all of our assets, provided that, if such action could be taken by a Maryland corporation without the approval of its shareholders pursuant to Subtitle 1 of Title 3 of the Maryland General Corporation Law (the “MGCL”) or if such action is a Reorganization (as defined above), no vote of shareholders will be required;
•
such other matters as may be provided in our bylaws;
•
such matters that the Trustee has declared advisable and submitted to a vote of the shareholders; and
•
any other matters on which shareholders are required to vote by federal law, state law or, following a listing on a national securities exchange, the rules of such exchange. All other matters are subject to the discretion of our Trustee.

Our Trustee may be removed only under limited circumstances.

Pursuant to our Declaration of Trust, our Trustee may be removed only for “cause,” as defined in our Declaration of Trust, and only by the affirmative vote of two-thirds of the votes entitled to be cast generally in the election of trustees. Under the Declaration of Trust, “cause” means (i) fraud or embezzlement with respect to the Company or its affiliates, or (ii) willful misconduct as determined in a final judgment of a court of competent jurisdiction. As a result, shareholders will have limited control over the decisions regarding the management or direction of the Company.

The performance and reputation of the Trustee are critical to maintaining and developing the business of the Company, as well as relationships with the Company’s investors and third parties with whom the Company conducts business. If the Trustee is found to have committed an act of fraud, embezzlement, or willful misconduct constituting “cause” under our Declaration of Trust, and insufficient votes of our shareholders are obtained to remove the Trustee, the Trustee will continue to act as trustee of the Company, but the Trustee’s reputation may be tarnished and our investors’ confidence in the ability of the Trustee to effectively manage the Company and its business operations may be diminished. In addition, any legal action taken in connection with the removal of the Trustee is likely to distract the Trustee and the Key Principals from their duties with respect to the management of the Company’s business, which in turn may negatively affect the value of the Trust Properties. Any damage to the reputation of the Trustee and investor confidence in the ability of the Trustee to manage the Company also would have an adverse effect on the Company’s ability to raise additional capital for future operations, which would reduce the Company’s liquidity, cash flows, and ultimately distributions to shareholders. As a result, instances of fraud, embezzlement, or willful misconduct by the Trustee without a resulting removal of the Trustee by our shareholders could result in poorer than expected performance by the Company and may have a material adverse effect on the Company’s reputation and business, which could result in a loss of a shareholder’s entire investment.

The Company’s rights, and the rights of shareholders, to recover claims against our officers and our Trustee are limited.

Maryland law and our Declaration of Trust provide that the Trustee will have no liability when acting in its capacity as Trustee if it performs its duties in good faith. Our Declaration of Trust requires us to indemnify and advance expenses to (i) the Trustee, (ii) each equity holder, director, officer, employee or agent of the Trustee, and (iii) each officer of the Company (collectively, the “Covered Persons”) against any claim or liability to which any Covered Person may become subject because of his, her or its status as such, except for liability for such person’s gross negligence or intentional misconduct. Our Declaration of Trust also requires us, to the maximum extent permitted by Maryland law, to indemnify and advance expenses to each present or former holder of shares of beneficial interest against any claim or liability to which any such person may become subject because of his, her or its status as such. Finally, our Declaration of Trust limits, to the maximum extent permitted by Maryland law, the liability of Covered Persons to us and our shareholders for monetary damages. Although our Declaration of Trust does not allow us to indemnify our Trustee for any liability or loss suffered by them or hold harmless a Covered Person for any loss or liability suffered by us by reason of such person’s gross negligence or intentional misconduct, we and our shareholders may have more limited rights against a Covered Person than might otherwise exist under common law, which could reduce your and our recovery against them.

Our Declaration of Trust contains a provision that expressly permits our Trustee, our officers and ExchangeRight,

and their affiliates, to compete with us.

The success of the Company is very important to and is a significant part of ExchangeRight’s overall business plan. As a result, ExchangeRight anticipates spending sufficient time and effort on the various aspects of the Company’s business to help it perform successfully, and our Trustee has a fiduciary obligation to act on behalf of our shareholders. However, ExchangeRight and other investment vehicles managed by ExchangeRight have outside business interests and may compete with us for investments in properties, tenants, access to capital and other business opportunities. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our Declaration of Trust provides that none of our Trustee, any of our officers, or any other Covered Person have any duty to present or offer any business opportunity to us or to refrain from competing with us. As a result, the Trustee, our officers and other Covered Persons have no duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our subsidiaries engage or propose to engage or to refrain from otherwise competing with us. These individuals also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These provisions may limit our ability to pursue investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the value of our Common Shares and our ability to meet our debt obligations and to make distributions to our shareholders.

The special limited partner of the Operating Partnership will be entitled to incentive distributions from our Operating Partnership only if the Operating Partnership’s investors have received a return of capital plus a 7% cumulative, non-compounded annual return, which may discourage ExchangeRight from facilitating a transaction that would provide liquidity for our common shareholders.

The partnership agreement of the Operating Partnership requires the Operating Partnership to pay a performance-based termination distribution to the special limited partner of the Operating Partnership, which is wholly-owned by ExchangeRight, if our Common Shares, or the common equity securities of a successor entity in a business combination, are listed on a national securities exchange or if we engage in a business combination transaction in which our common shareholders receive cash or listed common equity securities. The special limited partner will become entitled to such an incentive fee only after the Operating Partnership’s investors have received a return of capital plus a 7% cumulative, non-compounded annual return on all such capital contributions, based on the value of the consideration received by our common shareholders or the trading price of our shares after such a listing. As a result of this feature in the Operating Partnership’s partnership agreement, ExchangeRight may decide against pursuing or offering us the opportunity to participate in a particular transaction if it would not result in realizing this incentive fee.

The limit on the number of Common Shares a person may own may discourage a takeover that could otherwise result in a premium price to our shareholders.

Our Declaration of Trust, with certain exceptions, authorizes our Trustee to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our Trustee, no person may own more than 9.8% in value or in number, whichever is more restrictive, of our outstanding Common Shares, or 9.8% in value of the aggregate of our outstanding shares of beneficial interest. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.

If we are required to register as an investment company under the Investment Company Act, we would not be able to operate our business according to our business plan, which may significantly reduce the value of our shareholders’ investment returns.

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•
pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or
•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we nor any of our subsidiaries meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•
limitations on our capital structure;
•
restrictions on specified investments;
•
prohibitions on transactions with affiliates;
•
compliance with reporting, recordkeeping, voting, proxy disclosure, and other rules and regulations that would significantly change our operations; and
•
potentially, compliance with daily valuation requirements.

Companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are generally exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are not subject to the registration requirements of the Investment Company Act. In order to continue to do so, however, the Company and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities so that it meets the 40% test described above. Alternatively, an entity may operate its business under an exclusion from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. Under Section 3(c)(5)(C), as interpreted by the SEC staff, a company is required to invest at least 55% of its assets in mortgages and other liens on and interests in real estate, and other real estate-related interests, which are deemed to be “qualifying interests,” and at least 80% of its assets in qualifying interests plus a broader category of “real estate-related assets” in order to qualify for this exception. A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act.

To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, or to maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Trustee may not be able to change our investment policies as our Trustee may deem appropriate if such change would cause us to meet the definition of an “investment company.”

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us, the Trustee, and their affiliates. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are an “emerging growth company,” and as such, we have reduced reporting requirements as compared to other public companies, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosures regarding the executive compensation of our executive officers.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of  (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of shares pursuant to our registration statement filed under the Securities Act, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To the extent we take advantage of some or all of the reduced reporting requirements applicable to emerging growth companies, an investment in our Common Shares may be less attractive to investors.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company."

We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards available to emerging growth companies under the JOBS Act and will, therefore, not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, which could make our Common Shares less attractive to investors.

The JOBS Act provides that an emerging growth company can take advantage of an exemption from various reporting requirements applicable to other public companies and an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We intend to avail ourselves of these exemptions and the extended transition periods for adopting new or revised accounting standards and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. While we intend to avail ourselves of these options, we may, subject to certain restrictions, elect to stop availing ourselves of these exemptions in the future even while we remain an “emerging growth company.” We cannot predict whether investors will find our

Common Shares less attractive as a result of this election. If some investors find Common Shares less attractive as a result of this election, we may be unable to raise the desired level of capital in our offerings.

We will be subject to the requirements of the Sarbanes-Oxley Act.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act.

However, our management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements if we are no longer an “emerging growth company.” Substantial work on our part may be required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process may be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our Common Shares. Changes are likely to continue to occur in the future, and these changes could adversely affect our shareholders’ investment in our Common Shares. These changes include but are not limited to the reduction or elimination of the corporate income tax under the Code or revisions to the tax exemptions provided by Section 1031 under the Code. Any of these changes could have an adverse effect on an investment in our Common Shares or on the market price or resale potential of our Common Shares. Shareholders are urged to consult with their own tax advisor with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our Common Shares.

Risks Related to Our Secured Lending

If our mezzanine loan with ExchangeRight under the RSLCA is not extended past its original maturity date, our liquidity may be adversely affected.

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. ExchangeRight entered into the ExchangeRight Mezz Loans because, as the ultimate parent entity and sponsor of the Company, the Operating Partnership, and their business, it has a strong interest in the success of both the Company’s REIT platform and ExchangeRight’s DST platform and the structure of the loans facilitates an alignment between these two platforms. In this regard, ExchangeRight may use funds from the ExchangeRight Mezz Loans to facilitate acquisitions of properties owned or managed by affiliates of ExchangeRight, including the ExchangeRight DST entities. Therefore, by entering into this loan agreement, ExchangeRight seeks to enhance the performance and liquidity of the REIT portion of the overall ExchangeRight platform, which the Company and Trustee believe ultimately inures to the benefit of the Company and its Common Shareholders. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. No firm determination has yet been made by the parties to extend the ExchangeRight Mezz Loans, nor have the terms of any such extended arrangements been determined. If the Company and ExchangeRight do not extend the ExchangeRight Mezz Loans beyond the April 2027 maturity date, this would eliminate a source of liquidity for the Company and may adversely affect the Company’s cash available for use with its share repurchase program and other strategic initiatives.

Bankruptcy of ExchangeRight or any tenant of a property owned by the entity pledged to secure the RSLCA may adversely affect the value of the ExchangeRight Secured Loans.

We have entered into the Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC, as borrower, and ExchangeRight Income Fund Operating Partnership, LP., as lender. (the “RSLCA”), under which the Company will make short-term secured loans at any time or from time to time to ExchangeRight (the “ExchangeRight Secured Loans”). For a description of the RSLCA and the ExchangeRight Secured Loans, see the immediately preceding risk factor above. While ExchangeRight and many of the tenants it focuses on have a consistent track record of profitability, bankruptcy proceedings and usual equitable principles may delay or otherwise adversely affect the enforcement of a noteholder’s rights in the property granted as security for the note. Federal bankruptcy law permits adoption of reorganization plans even though such plans have not been accepted by the holders of a first lien on property, if such holders are provided with the benefit of their original lien or the “indubitable equivalent.” In addition, if the bankruptcy court concludes that the noteholders have “adequate protection,” it may (i) substitute other security subject to the lien of the noteholders, and (ii) subordinate the lien of the noteholders (A) to claims by persons supplying goods and services to the debtor after bankruptcy, and (B) to the administrative expenses of the bankruptcy proceeding. In the event of the bankruptcy of an obligor under a note held by the Company, the amount realized by the Company might depend on the bankruptcy court’s interpretation of “indubitable equivalent” and “adequate protection” under the then-existing circumstances. It is also possible that debtors could attempt a “cramdown” in bankruptcy court pursuant to which the debtor’s obligation to the Company could be reduced below amounts otherwise owed. To confirm a Chapter 11 plan of reorganization, the court must find that creditors will receive at least what they would receive in a Chapter 7 liquidation case, and that the plan is either approved by all of the creditors, or the plan is approved by at least one class of creditors and (1) the plan does not discriminate unfairly; (2) holders of secured claims receive property under the plan with a value equal to the “value of the secured creditor’s interest in the property of the estate”; and (3) either holders of unsecured claims are paid in full with interest or junior classes with claims receive nothing. Secured creditors are much more likely to be “crammed down” than unsecured creditors.

Investments may include intercompany or affiliate investments.

ExchangeRight may use funds from the RSLCA for intercompany or affiliate acquisitions utilized to facilitate acquisitions of properties owned or managed by affiliates of ExchangeRight. There is therefore a risk that ExchangeRight may choose to invest in such affiliated properties and that ExchangeRight or its affiliates may receive compensation under the terms and provisions of such affiliated properties and that such acquisitions may not have underlying collateral that generates income similar to other properties and, thus, interest and fees under the RSLCA may not be paid.

Foreclosure on properties may result in insufficient funds.

Under the RSLCA, as collateral for the ExchangeRight Secured Loans, we receive certain credit enhancements and pledges of collateral. In this regard, we received a pledge under an amended and restated pledge agreement by and between ExchangeRight and our Operating Partnership whereby ExchangeRight pledged to the Operating Partnership its membership interest in the entity that indirectly owns the properties acquired by ExchangeRight (the “Pledged Entity”), which pledge also provides that, in the event ExchangeRight defaults in the payment of any interest, which has been accrued and is currently owed to us, we will receive the right to execute an assignment of the limited liability company membership interest in the Pledged Entity. In many cases we will need to look solely to the property owned by the Pledged Entity, the interests in which are pledged to secure the RSLCA, to satisfy the indebtedness in accordance with its terms. Timely payment of principal and interest under the RSLCA will primarily depend upon the success of the property underlying the interest pledged pursuant to the RSLCA and the revenues that such property generates from operations. In the event that such revenues are insufficient, our sole recourse will be to foreclose on the underlying properties. In addition to the potential problems inherent in the foreclosure process discussed above, any sale of the properties upon foreclosure may bring a price that is less than the outstanding principal amount of funds drawn under the RSLCA.

Making secured, bridge and other loans subjects us to credit risk and could adversely affect us.

We will make the ExchangeRight Secured Loans and may make bridge and other loans related to net lease properties. However, these loans will subject us to credit risk and there could be defaults under these loans. Defaults may be caused by many factors beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning and the failure by the borrower to develop the property. If there is a default under one of these loans, the value of our investment in the loan could be impaired or lost in its entirety. In addition, if such a loan is secured by a mortgage on the related property, we may be delayed in a foreclosure action and any sale of the mortgaged property may generate less net proceeds than we were owed under the defaulted loan.

The value of our ExchangeRight RSLCA may be impaired, and we may be unable to realize any value upon the foreclosure of the pledges securing the ExchangeRight Secured Loans due to the terms of the underlying mortgage loans.

The properties indirectly held by the entity pledged to secure the ExchangeRight RSLCA may be subject to first lien mortgage loans, which may contain terms that prohibit the pledge or assignment of the interests in the entity. This could result in the foreclosure of the mortgage on the underlying property and our inability to realize any benefit upon the foreclosure of the pledge. Such provisions may also require us to account for the value we attribute to the ExchangeRight RSLCA as impaired.

The failure of a secured loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The Internal Revenue Service (“IRS”) has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a secured loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass- through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Risks Related to Our Indebtedness

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing, including an inability to refinance existing indebtedness.

We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce cash available for distribution to our shareholders and funds available for investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures cannot be financed on favorable terms. If a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property.

We may incur substantial indebtedness.

We may provide full or partial guarantees of mortgage debt incurred by our subsidiaries that own the mortgaged properties. Under these circumstances, we will be responsible to the lender for satisfaction of the debt if it is not paid by our subsidiary. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

Our use of indebtedness could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to make distributions, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in pledged properties.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status.

Financing we utilize may include recourse provisions to the Company.

We intend to obtain financing on the most favorable terms reasonably available to us. We will have substantial discretion with respect to the financing we obtain, subject to our borrowing policies. Lenders may have recourse to assets not securing the repayment of the indebtedness. To the extent permitted by applicable loan agreements, we may refinance properties during the term of a loan.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our shareholders.

We may be unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage a property or when existing loans mature, we may not be able to obtain suitable mortgage financing or refinance existing indebtedness. If we are unable to refinance existing indebtedness with replacement debt, we may be required to repay a portion of the maturing indebtedness with cash. Our inability to access debt capital on attractive terms to finance new investments or to refinance maturing indebtedness could reduce the number of properties we can acquire and our cash flows. Higher costs of capital also could negatively impact cash flows and returns on our investments.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Variable rate borrowings, if any, expose us to increased interest expense in a rising interest rate environment. Additionally, in the future, we may incur substantial additional indebtedness that bears interest at variable rates. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows would correspondingly decrease.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our cash available for distribution.

We expect to finance at least a portion of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. The Company had $604.3 million of interest-only mortgage indebtedness as of December 31, 2023.

Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and/or ineffective.

We may use derivative instruments to hedge our exposure to changes in interest rates. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Future hedging decisions will depend on prevailing facts and circumstances and at any point in time we may choose to hedge some, all or none of our variable interest rate exposure.

To the extent that we choose to use derivative financial instruments to hedge against interest rate fluctuations in the future, we will be exposed to credit risk, basis risk and legal enforceability risks. Credit risk refers to the potential failure of our counterparty to perform its obligations under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty generally owes us a payment, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby potentially making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.

Income and gain from hedging transactions will be excluded from gross income for purposes of both the REIT qualification gross income tests, provided that we properly identify such hedges. For federal income tax purposes, a “hedging transaction” means either (1) any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, (2) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), and (3) a transaction entered into to manage the risk of any hedging transaction described in the preceding sentence if we dispose of some or all of the underlying property to which such original hedging transaction relates.

In the event we are unable to enter into a hedging transaction that may not satisfy the definition of a “hedging transaction,” or do not properly identify our hedges as such, we risk earning income that is not good income for REIT purposes. Accordingly, we may forego certain hedging opportunities even though commercially it would be beneficial to enter into such a hedge in order to minimize the risk of earning income from a hedge that is not good REIT income for the 75% and 95% tests.

Our current loans, and loans associated with the Identified Trust Properties which we plan to assume, may be subject to certain unfavorable provisions.

Our current loans, and loans associated with the Identified Trust Properties which we plan to assume, may have terms which include lender-favorable mechanisms in certain events such as debt service coverage ratio requirements, and with which compliance may be beyond our control. Our failure to comply with the terms of such debt could impact cash flow available for distribution to shareholders.

Risks Related to Our Status as a REIT and Other Tax Matters

We would incur significant material adverse tax consequences if we fail to qualify as a REIT.

We have elected to be taxed as a REIT. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and methods of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our shareholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal (and potentially state and local) income tax on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our shareholders in computing our taxable income. Also, we generally could not re-elect REIT status until the fifth calendar year after the year in which we first fail to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT could be substantial and would reduce or eliminate the amount of cash available for distribution to our shareholders. This would likely have a significant adverse effect on the value of our securities, and consequently, on our ability to raise additional capital.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our growth opportunities.

To qualify as a REIT, we generally are required to distribute to our shareholders at least 90% of our taxable income, excluding net capital gains, each year. A REIT is subject to tax at regular corporate rates to the extent that it distributes at least 90% but less than 100% of its taxable income (including net capital gains) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions (or deemed distributions) and the amounts of income retained on which we have paid corporate tax with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year, and (iii) 100% of our undistributed taxable income from prior years.

We intend to make distributions to our shareholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the recognition of taxable income and the actual receipt of cash may require us to borrow funds, issue additional shares or sell assets on a short-term basis to meet the 90% distribution requirement and to avoid the 4% nondeductible excise tax. In addition, the requirement to distribute a substantial portion of taxable income could cause us to (i) sell one or more properties in adverse market conditions, (ii) distribute amounts that represent a return of capital, or (iii) distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures, or repayment of debt.

To qualify as a REIT, we also must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary (a “TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities. For example, if we hold an investment that jeopardizes our REIT qualification, we may be forced to liquidate such investment at an unfavorable time or at below market prices in order to retain our REIT qualification. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. These restrictions also could adversely affect our ability to optimize our portfolio of assets.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income and the ownership of our shares. We may be unable to pursue investment opportunities that would be otherwise advantageous to us in order to satisfy the source-of-income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such real properties. The IRS could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Dividends paid by REITs generally do not qualify for reduced tax rates, and the availability of tax deductions in connection with the receipt of certain REIT dividends will automatically expire unless extended by Congress.

In general, the maximum U.S. federal income tax rate for dividends that constitute “qualified dividend income” paid to individuals, trusts and estates is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in our shares to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share NAV of our Common Shares.

Moreover, shareholders of a REIT that are individuals, trusts and estates that receive distributions characterized as ordinary dividends for U.S. federal income tax purposes are eligible to claim a tax deduction for taxable years ending prior to January 1, 2026 equal to 20% of the ordinary dividends distributed to them in each such taxable year. The eligibility of these shareholders for such tax deductions may be lost prior to January 1, 2026 if Congress enacts tax legislation that causes this tax benefit to expire prior to such time.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify any such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to our shareholders.

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as an entity taxable as a partnership, our Operating Partnership would be taxable as a corporation and would be subject to federal, state and local income taxes on its income (currently a 21% federal rate), thereby reducing the amount of distributions that our Operating Partnership could make to us. If our interest in the Operating Partnership were no longer treated as a good REIT asset, or if the income we derive from our Operating Partnership does not qualify as good REIT income, we could lose our REIT status, and become subject to a corporate level tax on our income. This would substantially reduce the cash available to make distributions to our shareholders, and, in turn, reduce the return on our shareholders’ investments. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property-owning entity also could threaten our ability to maintain REIT status.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales.

We could face possible state and local tax audits and adverse changes in state and local tax laws.

As discussed in the risk factors above, because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own properties may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our shareholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

Non-U.S. shareholders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. person, other than certain “qualified shareholders” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to primarily target the sale of our shares to U.S. persons, we cannot control the composition of our ultimate shareholders, and therefore cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. shareholder on certain dispositions of our shares would be subject to tax under FIRPTA, unless (a) our shares are regularly traded on an established securities market and (b) the non-U.S. shareholder did not, at any time during a specified testing period, hold more than 10% of our stock.

Legislative or other actions affecting REITs could materially and adversely affect us and our investors as well as the Operating Partnership.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us (including our qualification as a REIT) and our investors as well as the Operating Partnership.

Our ability, and the Operating Partnership’s ability, to deduct interest expense may be limited.

The TCJA, as revised by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), also provides a new limitation on the deduction of business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business) for U.S. federal income tax purposes. In general, and subject to certain exceptions, including for a real estate trade or business if an election is made, business interest expense (i.e., business interest in excess of a taxpayer’s business interest income for the taxable year) is not deductible to the extent such interest exceeds 30% of a taxpayer’s adjusted taxable income (as defined in Section 163(j) of the Code, as revised by the TCJA and the CARES Act). With respect to entities taxed as partnerships (including the Operating Partnership), the deduction for business interest is determined at the level of the entity incurring the expense and the amount deductible by a beneficial owner of such entity is generally calculated based on the entity’s adjusted taxable income. Business interest not allowed as a deduction by an entity taxed as a partnership is allocated to each entity owner and may be deducted in any future year against excess taxable income attributed by the entity to the entity owner for such future year. Note that the limitation on the deductibility of business interest does not apply to investment interest.

Adjusted taxable income means the taxable income of the taxpayer computed without regard to (i) any item of income, gain, deduction, or loss which is not properly allocable to a trade or business; (ii) any business interest deductions or business interest income; and (iii) the amount of any net operating loss deduction. For taxable years beginning after January 1, 2022, depreciation and amortization are taken into account to reduce adjusted taxable income for purposes of computing the limitation. As mentioned above, for debt of a partnership, such as the Operating Partnership, the limitation is applied at the partnership level. Similarly, for a REIT, the limitation applies at the REIT level. Any net business interest expense of a taxpayer in excess of the limitation is not currently deductible by the taxpayer and is carried forward to future years.

If we are subject to this interest expense limitation, our REIT taxable income for a taxable year may be increased. Taxpayers that conduct certain real estate businesses may elect not to have this interest expense limitation apply to them, provided that they use an alternative depreciation system to depreciate certain property. We believe that we will be eligible to make this election. If we make this election, although we would not be subject to the interest expense limitation described above, our depreciation deductions may be reduced and, as a result, our REIT taxable income for a taxable year may be increased.

Our shareholders may have current tax liability on dividends they elect to reinvest in our Common Shares.

If a shareholder of the Company participates in our Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”), the shareholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless a shareholder is a tax-exempt entity, the shareholder may be forced to use funds from other sources to pay the shareholder’s tax liability on the reinvested dividends.

Regulatory and Litigation Risks

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to make significant unanticipated expenditures.

Some of our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA could require costly modifications at our properties to make them readily accessible to and usable by disabled individuals. In addition, failure to comply with the ADA could result in the imposition of fines or an award of damages to private litigants. Our tenants are generally obligated to maintain and repair the properties they lease from us and to comply with the ADA and other similar laws and regulations. However, if a tenant is unwilling or unable to meet its obligation to comply with the ADA, we may incur significant costs in modifying the property to achieve compliance. Additionally, as the owner of the property we could be liable for failure of one of our properties to comply with the ADA or other similar laws and regulations.

Similarly, our properties are subject to various laws and regulations relating to fire, safety, and other regulations, and in some instances, common-area obligations. While our tenants are generally obligated to comply with these laws and regulations at the properties they lease from us, it is possible that our tenants will not have the financial ability to meet these obligations. If a tenant is unwilling or unable to meet its obligation to comply with these laws and regulations, we may incur significant costs to achieve compliance, such that we may not be able to recover from the tenant. We may also face owner liability for failure to comply with these laws and regulations, which may lead to the imposition of fines or an award of damages to private litigants.

We could incur significant costs related to government regulation and litigation over environmental matters.

All real property and the operations conducted thereon are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, and the remediation of contamination associated with disposals. These laws or the interpretations thereof may become more stringent over time and compliance therewith may involve significant costs. Additionally, the cost of defending against claims of liability, complying with environmental requirements, remediating any contaminated property or paying personal injury claims could be substantial. Some of these laws and regulations impose joint and several liability on tenants and current or previous owners or operators of real estate for the costs of investigation and remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use such property as collateral for future borrowing. Moreover, if contamination is discovered at any of our properties, environmental laws may impose restrictions on the manner in which the affected properties may be used or the businesses that may be operated thereon or give rise to personal injury claims. We typically obtain a third-party environmental site assessment for properties we acquire, however, we may not obtain such an assessment for every property we acquire, and when we do obtain such an assessment it is possible that it will not reveal all environmental liabilities.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, there can be no assurance that our tenants will be able to meet these obligations. It is possible that we could incur substantial expenditures to remediate environmental conditions at our properties or become subject to liability for environmental liabilities by virtue of our ownership of the property. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or other liabilities for our tenant, which may affect such tenant’s ability to make rental payments to us.

From time to time, we may invest in properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an appropriate risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, cleanup and monitoring when negotiating the purchase price. To the extent we underestimate the costs of environmental matters, we could incur substantial losses. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions.

We may become subject to litigation, which could materially and adversely affect us.

In the future we may become subject to litigation, including claims relating to our operations, properties, securities offerings or other aspects of our business. Some of these claims may result in significant investigation, defense or settlement costs and, if we are unable to successfully defend against or settle such claims, may result in significant fines or judgments against us. These costs may not be covered by insurance or may exceed insured amounts. We cannot be certain of the outcomes of any claims that may arise in the future. Certain litigation or the resolution of certain litigation may limit the availability or significantly increase the cost of insurance coverage, which could expose us to increased risks.

Risks Related to Business Continuity

Natural disasters and severe weather conditions could have an adverse impact on our cash flow and operating results.

Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas which are subject to natural disasters. Properties could also be affected by increases in the frequency or severity of hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

We may suffer losses that are not covered by insurance or that are in excess of insured amounts.

Generally, each of our tenants is responsible for the cost of insuring the property it leases from us against customary losses (such as casualty, liability, fire and extended coverage) at a specified level or required to reimburse us for a portion of the cost of acquiring such insurance. However, it is possible that we will incur losses in excess of insured amounts. Additionally, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, earthquakes, pollution or environmental matters, that are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. It is possible that mortgage lenders may require us to purchase additional insurance covering acts of terrorism, and additional costs associated therewith may be significant and likely would not be paid for by our tenants. Additionally, to the extent such insurance is either unavailable or prohibitively expensive, it could inhibit our ability to finance or refinance our properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance.

Inflation, changes in building codes and ordinances, environmental considerations and other factors may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected property. Furthermore, in the event we experience a substantial or comprehensive loss at one of our properties, we may not be able to rebuild such property to its pre-loss specifications without capital expenditures in excess of any insurance proceeds, as repair or reconstruction of the property may require significant upgrades to meet current zoning and building code requirements.

Future terrorist attacks or civil unrest could harm the demand for, and the value of, our properties.

Recently and over the past several years, a number of highly publicized terrorists acts and shootings have occurred at domestic and international retail properties. Future terrorist attacks, civil unrest, and other acts of terrorism or war could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, firewall protection systems, frequent backups, and a redundant data system for core applications; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise our confidential information as well as that of our employees, tenants and vendors. A successful attack could disrupt and affect our business operations.

Risks Related to Ownership of our Common Shares

An investment in our Common Shares will have limited liquidity. There is no public trading market for our Common Shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public market for our Common Shares and there may never be one. While the Company has instituted a limited repurchase program, there is no guarantee that such liquidity will be available to all investors and it is subject to various limitations. Though the Company may execute an eventual aggregation event, there is no guarantee that any aggregation event will occur. If you are able to find a buyer for your Common Shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your Common Shares would not be accepted as the primary collateral for a loan.

We could face possible state and local tax audits and adverse changes in state and local tax laws.

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own properties may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our shareholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. As a real estate company with hundreds of properties located across the United States, we guard against a multitude of cybersecurity risks that range from threats common to most industries, such as ransomware and denial-of-service, to threats from more advanced, persistent, or organized actors, including those acting on behalf of nation-states that target critical infrastructure sectors. Tenants, lenders, suppliers, subcontractors, and equity partners throughout the industry face similar cybersecurity risks, and a cybersecurity incident impacting us or a related entity could materially adversely affect operations, performance, or operating results. These and related risks make it imperative that we vigilantly tend to the social, physical, and logical aspects of our cybersecurity.

Identifying, assessing, and mitigating cybersecurity and related risks are disciplines we integrate into our overall enterprise risk management (“ERM”) process. To the extent our ERM process identifies any relevant heightened cybersecurity related threat, we assign risk owners to develop mitigation plans, which we then track until full execution.

The Company is committed to the ongoing development and implementation of stringent processes to oversee and manage the risks associated with third-party service providers. Our policy is to conduct thorough security assessments of key third-party service providers prior to engagement, and to ensure compliance with our cybersecurity standards. Monitoring includes quarterly security assessments and annual evaluation of security controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. Notwithstanding our commitment to high standards for cybersecurity, we may not always be successful in preventing a potential cybersecurity incident that could have a material adverse effect. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Governance

Oversight by Key Principals

The Key Principals are the sole managers of ExchangeRight, which is the sole member and manager of our Trustee, and, accordingly, act as the directors of the Company. The Key Principals oversee management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The Key Principals are acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Key Principals are committed to effective governance in managing risks associated with cybersecurity in order to uphold operational integrity and stakeholder confidence.

Management’s Role in Assessing and Managing Cybersecurity Risk

The Chief Operating Officer of ExchangeRight (the “COO”) oversees our information security team, which is responsible for our overall information security strategy, policy, security engineering, operations, and cyber threat detection and response. The COO has information technology and program management experience, and has served many years overseeing our information security strategy. The information security team manages and continually enhances an enterprise security structure with the ongoing goal of mitigating cybersecurity risks to the extent feasible, while increasing our system resilience in an effort to minimize any potential business impact. Employees outside of our information security team also have a role in our cybersecurity defenses, and they are immersed in a corporate culture committed to security.

The COO notifies the Key Principals of our cybersecurity and information security posture as appropriate and the Key Principals are apprised of cybersecurity incidents deemed to have any relevant business impact. The Key Principals, COO, our Chief Financial Officer, and our Executive Managing Principal maintain an open dialogue regarding emerging or potential cybersecurity risks. The COO keeps them appraised of updates on any significant developments in the cybersecurity domain, ensuring the Key Principals’ oversight is both proactive and responsive.

The COO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The COO oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the information security team is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Key Management Personnel

As disclosed above, the primary responsibility for our overall information security strategy and directive resides with our COO, Louis Swingrover, with reliance on our information security team. With over 25 years of cumulative experience in the field, our information security team brings a wealth of expertise to our organization. The team includes individuals with backgrounds in Information Technology, Data Science, Enterprise Applications, and Business Development. Their in-depth knowledge and expertise are instrumental in developing and executing our cybersecurity strategies.

Risks from Cybersecurity Incidents

To date, we have not encountered a cybersecurity incident that has materially impaired our operations or financial condition.

ITEM 2. PROPERTIES

For an overview of our real estate investments, see “Item 1 - Business- Real Estate Investments” above.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for any class of our Common Shares. As of December 31, 2023, we had 10,017,613 Class A Common Shares outstanding held by 1,344 holders and 5,768,982 Class I Common Shares outstanding held by 898 holders. As of December 31, 2023, we had no Class S Common Shares issued and outstanding. As of December 31, 2023, there were no outstanding options or warrants to purchase our Common Shares or other securities convertible into our Common Shares. The Company has not agreed to register under the Securities Act for sale by shareholders any securities of the Company.

Valuation Procedures

Our Trustee has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. To calculate our NAV for the purpose of establishing a purchase and redemption price for our Common Shares, our Trustee has adopted a model, as explained below, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as shareholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures, and performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”), which is completed by an independent valuation firm. The independent valuation is reviewed by our Trustee in determining the NAV per share. The Trustee anticipates using the midpoint of the independent valuation reports for determining our NAV per share; provided, however, the methodology for valuation of NAV is in the sole discretion of the Trustee. The valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry practices, there is no established guidance among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

The Trustee calculates our NAV as of the end of each calendar quarter as the sum of the value of our real property portfolio, as determined by the independent valuation firm or another valuation service provider, as of the end of such calendar quarter, ExchangeRight Secured Loans, cash, reserves, and any other assets of the Company, less the total amount of our real estate-related liabilities and any other liabilities. At any time we have more than one class or series of Common Shares outstanding, the Trustee first determines the NAV of the Company and then uses such aggregate NAV to determine the NAV of each such class or series of our Common Shares by making adjustments applicable to such class or series, to the extent such adjustments are necessary. The Trustee calculates our NAV per Common Share as of the end of each calendar quarter as our NAV divided by the total number of our Common Shares outstanding as of the close of business on the last day of the calendar quarter. We expect that we will publish any adjustment to the NAV on or before the 45th day following each completed fiscal quarter, unless such day is a Saturday, Sunday or banking holiday, in which case publication will be on the next business day.

NAV per share was initially approved by our Trustee as of March 31, 2020, which corresponded to the approximate one-year anniversary of our initial investors, who at such time would have been eligible to request the repurchase of their shares pursuant to our share repurchase program. The following table presents our quarterly NAV per share approved by our Trustee for our Class A, Class I, and Class S Common Shares from March 31, 2020 through December 31, 2023:

	NAV per Share
	Class A		Class I		Class S
March 31, 2020	$27.56		$27.56		n/a
June 30, 2020	$27.60		$27.60		n/a
September 30, 2020	$27.62		$27.62		n/a
December 31, 2020	$27.67		$27.67		n/a
March 31, 2021	$27.69		$27.69		n/a
June 30, 2021	$27.75		$27.75		n/a
September 30, 2021	$27.81		$27.81		n/a
December 31, 2021	$28.48		$28.48		n/a
March 31, 2022	$28.57		$28.57		n/a
June 30, 2022	$28.94		$28.94		$28.94
September 30, 2022	$29.20		$29.20		$29.20
December 31, 2022	$28.50	(a)	$28.50	(a)	$28.50	(a)
March 31, 2023	$27.74		$27.74		$27.74
June 30, 2023	$27.35		$27.35		$27.35
September 30, 2023	$27.06		$27.06		$27.06
December 31, 2023	$26.99		$26.99		$26.99
(a)
The Trustee previously declared a $28.50 NAV per share/unit for our Common Shares and OP Units as of December 31, 2022, which was $0.02 lower than the reconciled results utilizing the midpoint of the independent valuation of real estate.

For further details regarding NAV and for a reconciliation of our NAV per share to its most comparable GAAP measure as of December 31, 2023 and 2022, please refer to “Net Asset Value” beginning on page 59 below.

Rule 144

Rule 144 under the Securities Act provides a safe harbor from the registration provisions of the Securities Act for resales of restricted and control securities by parties other than the issuer of the securities if all applicable conditions of the rule are met.

Under Rule 144 as currently in effect, a person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale of Common Shares, and who has beneficially owned our Common Shares considered to be restricted securities under Rule 144 for at least six months, would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person of the Company who has beneficially owned Common Shares considered to be restricted securities under Rule 144 for at least one year would be entitled to sell those shares without regarding to any other provisions of Rule 144.

An affiliate of the Company who has beneficially owned our Common Shares for at least six months would be entitled to sell, within any three-month period, a number of Common Shares that does not exceed 1% of the applicable class of our Common Shares then outstanding, which equals approximately 100,176 Class A Common Shares and 57,690 Class I Common Shares, based on the number of such Common Shares outstanding as of December 31, 2023.

Sales of our Common Shares under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates also are subject to manner of sale provisions, notice requirements, and the availability of current public information about us.

Offering of Common Shares

There is no established trading market for any class of our Common Shares. As of December 31, 2023, we had 10,017,613 Class A Common Shares outstanding held by 1,344 holders and 5,768,982 Class I Common Shares outstanding held by 898 holders. As of December 31, 2023, we had no Class S Common Shares issued and outstanding. As of December 31, 2023, there were no outstanding options or warrants to purchase our Common Shares or other securities convertible into our Common Shares. The Company has not agreed to register under the Securities Act for sale by shareholders any securities of the Company.

On February 28, 2019, we commenced private placement offerings of our Class I and Class A Common Shares, the terms of which have been updated from time to time (the “Private Offering”). Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP

Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. All sales of common shares described in this section sold from inception through July 31, 2023 were sold in reliance on the exemptions provided by Rule 506(b) of Regulation D and all sales of common shares sold August 1, 2023 through December 31 2023 were sold in reliance on the exemptions provided by Rule 506(c) of Regulation D.

Following is a further description of the specific characteristics of the Class I, Class A and Class S Common Shares offerings.

Class I Common Shares Offering

On January 24, 2024, the Trustee declared a $26.99 NAV per Class I Common Share, and the offering price of Class I Common Shares has been adjusted to $26.99 to match the declared NAV per Class I Common Share as of December 31, 2023. The offering price of the Class I Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class I Common Share. The following table provides pertinent information regarding the offering prices of the Class I Common Shares offered by us from January 1, 2022 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2022 through January 3, 2022	$26.09
January 4, 2022 through April 3, 2022	$26.64
April 4, 2022 through August 2, 2022	$27.82
August 3, 2022 through March 31, 2023	$28.18
April 1, 2023 through April 12, 2023	$27.71
April 13, 2023 through July 18, 2023	$27.74
July 19, 2023 through October 18, 2023	$27.35
October 19, 2023 through January 23, 2024	$27.06
January 24, 2024 through present	$26.99

The Company will report any changes or updates in the NAV per Class I Common Share on a quarterly basis, typically within thirty days following quarter end. The Company will report any change in NAV by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class I Common Shares to disclose the NAV price change and any necessary details surrounding any updates to NAV and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the Financial Industry Regulatory Authority, Inc., or any successor thereto (“FINRA”) to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents currently equal a maximum of 0.25% (historically they have ranged from 0.00% to 2.50%) of the gross offering price of shares sold in the offering, and have been paid fully by ExchangeRight and not the Company. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class I Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of its Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class A Common Shares Offering

On January 24, 2024, the Trustee declared a $26.99 NAV per Class A Common Share, and the offering price of Class A Common Shares has been adjusted to $28.70 to match the declared NAV per Class A Common Share, inclusive of net selling commissions, as of December 31, 2023. The offering price of the Class A Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class A Common Share. The following table provides pertinent information regarding the offering prices of the Class A Common Shares offered by us from January 1, 2022 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2022 through January 3, 2022	$27.74
January 4, 2022 through April 3, 2022	$28.33
April 4, 2022 through August 2, 2022	$29.58
August 3, 2022 through March 31, 2023	$29.96
April 1, 2023 through April 12, 2023	$29.46
April 13, 2023 through July 18, 2023	$29.49
July 19, 2023 through October 18, 2023	$29.08
October 19, 2023 through January 23, 2024	$28.77
January 24, 2024 through present	$28.70

The Company will report any changes or updates in the NAV per Class A Common Share on a quarterly basis, typically within thirty days following quarter end. The Company will report any change in NAV by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class A Common Shares to disclose the NAV price change and any necessary details surrounding any updates to NAV and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 7.75% of the gross offering price of shares sold in the offering. ExchangeRight has agreed to pay a portion of selling commissions and expenses of shares sold in the offering in an amount up to approximately 1.80% of the gross offering price of shares sold in the offering. The remaining selling commissions and expenses after ExchangeRight’s support are paid out of the offering proceeds in connection with the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class A Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of its Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class S Common Shares Offering

On January 24, 2024, the Trustee declared a $$26.99 NAV per Class S Common Share, and the offering price of Class S Common Shares has been adjusted to $27.97 to match the declared NAV per Class S Common Share, inclusive of net selling commissions, as of December 31, 2023. The offering price of the Class S Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class S Common Share The following table provides pertinent information regarding the offering prices of the Class S Common Shares offered by us from April 4, 2022 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
April 4, 2022 through August 2, 2022	$28.83
August 3, 2022 through March 31, 2023	$29.20
April 1, 2023 through April 12, 2023	$28.72
April 13, 2023 through July 18, 2023	$28.75
July 19, 2023 through October 18, 2023	$28.34
October 19, 2023 through January 23, 2024	$28.04
January 24, 2024 through present	$27.97

The Company will report any changes or updates in the NAV per Class S Common Share on a quarterly basis, typically within thirty days following quarter end. The Company will report any change in NAV by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class S Common Shares to disclose the NAV price change and any necessary details surrounding any updates to NAV and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 3.50% of the gross offering price of shares sold in the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class S Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of its Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class I Common Units of the Operating Partnership

DST Acquisitions

The Class I Common Units are being issued to (1) the holders of interests in various DSTs in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs are accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merges into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefor, the holders of ownership interests in the DSTs are offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class I Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST.

The holders of Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in the form of Class I Common Shares. The following table provides information regarding the acquisitions of the DSTs pursuant to the merger transactions described above for the years ended December 31, 2022 and December 31, 2023, and the Class I Common Units issued by the Operating Partnership in connection with those transactions:

DST acquisition date	Properties acquired	Purchase price	Class I Common Unit issuance price per unit	Class I Common Units issued
2/9/2022	16	$31,832,137	$25.00	119,511	(a)
3/2/2022	19	$62,073,727	$26.09	569,943	(b)
4/1/2022	16	$34,436,292	$27.54	265,813	(c)
6/24/2022	16	$69,283,798	$27.54	828,671	(d)
7/26/2022	17	$62,371,222	$28.53	668,800	(e)
8/24/2022	21	$67,244,054	$28.53	659,121	(f)
8/30/2022	17	$47,459,166	$28.90	463,678	(g)
9/7/2022	22	$47,877,760	$28.90	476,923
9/14/2022	20	$70,459,392	$28.90	607,908	(h)(i)
10/27/2022	22	$46,622,886	$28.90	384,359
8/31/2023	15	$83,981,003	$28.05	649,847	(j)

(a)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,827 Class I Common Units in exchange for its interest in the acquired DST.
(b)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,931 Class I Common Units in exchange for its interest in the acquired DST.
(c)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,845 Class I Common Units in exchange for its interest in the acquired DST.
(d)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,838 Class I Common Units in exchange for its interest in the acquired DST.
(e)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,400 Class I Common Units in exchange for its interest in the acquired DST.
(f)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,713 Class I Common Units in exchange for its interest in the acquired DST.
(g)
Of this amount, an irrevocable trust of which Mr. Ungerecht is the co-trustee, along with his aunt, for which the beneficiary of the trust is Mr. Ungerecht’s grandmother, received 3,770 Class I Common Units in exchange for the trust’s interests in the acquired DST.
(h)
Of this amount, an irrevocable trust of which Mr. Ungerecht is the co-trustee, along with his aunt, for which the beneficiary of the trust is Mr. Ungerecht’s grandmother, received 3,261 Class I Common Units in exchange for trust’s interests in the acquired DST.
(i)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 3,803 Class I Common Units in exchange for its interest in the acquired DST.
(j)
Of this amount, W & R Thomas, LLC where Mr. Thomas is the managing member with sole voting and dispositive power, received 4,891 Class I Common Units in exchange for its interest in the acquired DST.

The Operating Partnership has engaged broker-dealers who are registered with the SEC and members of the FINRA to act as its exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by the Operating Partnership. Selling commissions and expenses to the placement agents are up to 2.50% of the gross offering price of units sold in the offering. For DST acquisitions from inception through April 1, 2022, ExchangeRight agreed to pay the entire selling commissions of units sold in the offering. Subsequent to the April 1, 2022 DST acquisition, the Operating Partnership is responsible for the payment of these selling commissions and expenses. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class I Common Units and the organization of the Operating Partnership. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to the expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales to the Operating Partnership from the offering of Class I Common Units which is expected to offset the organizational and offering costs incurred described above.

ExchangeRight Investment in Class I Common Units

Since inception, ExchangeRight has acquired Class I Common Units to accelerate property acquisitions on behalf of the Company. Such capital investment was in lieu of the Company borrowing additional funds. This capital infusion ensured a more quickly diversified portfolio acquisition for the benefit of the Company’s shareholders. ExchangeRight’s investment in Class I Common Units are at the same terms as offered to the other OP Unit holders at the time of acquisition. There was no issuance to or redemption by ExchangeRight of Class I Common Units for the year ended December 31, 2023.

The following table provides information regard ExchangeRight’s acquisition and redemption activity of Class I Common Units for the years ended December 31, 2023 and 2022:

	Class I Common Units redeemed	Class I Common Units redemption price per unit	Transaction amount
Ownership at December 31, 2021	392,308		$10,200,000
Redemption on March 31, 2022	(315,000)	$26.00	(8,190,000)
Ownership at December 31, 2022 and 2023	77,308		$2,010,000

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
Review third-party market reports; and
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

The following table presents our quarterly NAV per share approved by our Trustee for our Class A, Class I, and Class S Common Shares during the years ended December 31, 2023 and 2022:

	NAV per share
	Class I		Class A		Class S
March 31, 2022	$28.57		$28.57		n/a
June 30, 2022	$28.94		$28.94		$28.94
September 30, 2022	$29.20		$29.20		$29.20
December 31, 2022	$28.50	(a)	$28.50	(a)	$28.50	(a)
March 31, 2023	$27.74		$27.74		$27.74
June 30, 2023	$27.35		$27.35		$27.35
September 30, 2023	$27.06		$27.06		$27.06
December 31, 2023	$26.99		$26.99		$26.99

(a) The Trustee previously declared a $28.50 NAV per share/unit for our Common Shares and OP Units as of December 31, 2022, which was $0.02 lower than the reconciled results utilizing the midpoint of the independent valuation of real estate.

The Company’s total NAV presented in the following tables includes the NAV of our Class A, I and S Common Shares, as well as the OP Units as of December 31, 2023 and per share/unit is identical for Class A, I and S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of December 31, 2023 and 2022:

Components	December 31, 2023	December 31, 2022
Investments in real estate	$1,192,250,000	$1,140,500,000
RSLCA notes receivable from affiliates	22,251,000	26,723,000
Notes receivable from affiliates	6,017,000	6,007,000
Cash and cash equivalents	7,053,000	22,439,000
Restricted cash	12,275,000	14,206,000
Receivables	6,612,000	5,821,000
Other assets	496,000	1,378,000
Mortgage loans payable	(589,962,000)	(497,067,000)
Revolving credit facilities	-	(73,311,000)
Pending trade deposits	(1,386,000)	(6,446,000)
Accounts payable, accrued expenses and other liabilities	(9,533,000)	(9,207,000)
Distributions payable	(3,452,000)	(3,189,000)
Due (to)/from affiliates, net	493,000	54,000
NAV	$643,114,000	$627,908,000

Class A Common Shares	10,017,613	9,268,108
Class I Common Shares	5,768,982	5,193,941
Class S Common Shares	-	-
OP Units	8,038,944	7,554,622
Total outstanding Common Shares/OP Units	23,825,539	22,016,671

NAV per share/unit	$26.99	$28.52

The following table reconciles shareholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV as of December 31, 2023 and 2022, respectively:

Reconciliation of Shareholders’ Equity to NAV	December 31, 2023	December 31, 2022
Total shareholders’ equity	$349,708,000	$340,843,000
Noncontrolling interests attributable to operating partnership	187,334,000	188,231,000
Total equity per GAAP	537,042,000	529,074,000
Adjustment:
Fair value adjustment of real estate investments	106,072,000	98,834,000
NAV	$643,114,000	$627,908,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At December 31, 2023, $0.5 million is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) December 31, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2022 are recorded at fair value using a weighted average discount rate of 6.35% with a range of 6.25% to 6.45% and weighted average exit capitalization rate of 5.65% with a range of 5.55% to 5.75%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s December 31, 2023 and December 31, 2022 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	December 31, 2023	December 31, 2022
Discount rate (weighted average)	25 bps decrease	$27.92	$29.48
Discount rate (weighted average)	25 bps increase	$26.06	$27.54
Exit capitalization rate (weighted average)	25 bps decrease	$28.31	$29.92
Exit capitalization rate (weighted average)	25 bps increase	$25.76	$27.21

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Any distributions we make are at the discretion of our Trustee and depend upon our actual results of operations and other factors. To the extent that in respect of any calendar year, cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, see “Item 1A. Risk Factors.”

The following table summarizes the regular per share distributions declared by our Trustee during 2023 and 2022:

	Years ended December 31,
	2023		2022
	Class A	Class I	Class A	Class I
January	$0.1449	$0.1449	$0.1445	$0.1445
February	$0.1449	$0.1449	$0.1445	$0.1445
March	$0.1449	$0.1449	$0.1445	$0.1445
April	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449
July	$0.1449	$0.1449	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$1.7376	$1.7376

The following table details the sources of our declared distributions during the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
	Amount	Amount
Cash Distributions
Class A and Class I Common Shares	$26,105,000	$22,413,000
Noncontrolling interests	13,272,000	8,548,000
Total cash distributions	$39,377,000	$30,961,000

DRIP Distributions
Class A and Class I Common Shares	$466,000	$-
Noncontrolling interests	112,000	-
Total DRIP distributions	$578,000	$-

Total Declared Distributions
Class A and Class I Common Shares	$26,571,000	$22,413,000
Noncontrolling interests	13,384,000	8,548,000
Total declared distributions	$39,955,000	$30,961,000

Sources of Distributions
Cash flows from operating activities (a)	$39,309,000	$30,961,000

Cash flows from operating activities	$39,309,000	$36,103,000
Funds from Operations (“FFO”) (b)	$39,567,000	$35,493,000
Adjusted FFO (b)	$40,046,000	$34,451,000

(a)
As of December 31, 2023, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.
(b)
A reconciliation of net (loss) income attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2023 and 2022, respectively, is disclosed below.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Adjusted FFO for the years ended December 31, 2023 and 2022, is as follows:

	Years ended December 31,
	2023	2022
Net (loss) income attributable to common shareholders	$(1,116,000)	$3,561,000
Depreciation and amortization	41,245,000	30,571,000
Net (loss) income attributable to noncontrolling interests	(562,000)	1,361,000
FFO applicable to diluted common shares	39,567,000	35,493,000
Adjustments:
Straight-line rent adjustments	(1,013,000)	(764,000)
Above/below market lease amortization, net	(2,415,000)	(2,090,000)
Amortization of deferred financing costs	427,000	501,000
Above/below market debt amortization, net	3,201,000	1,030,000
Straight-line ground rent adjustments	161,000	163,000
Amortization of tax incentive financing arrangement	118,000	118,000
Adjusted FFO applicable to diluted common shares	$40,046,000	$34,451,000

FFO per diluted common shares	$1.72	$1.99
Adjusted FFO per diluted common shares	$1.74	$1.93

Weighted average number of diluted common shares (a):
Common shares	15,288,881	12,908,540
OP Units	7,699,846	4,930,274
	22,988,727	17,838,814

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

During the twelve months ended December 31, 2023, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	742,538	$27.74	$20,601,000
Class A Common Shares	871,156	$29.55	25,744,000
Class S Common Shares	-	$-	-
Total	1,613,694		$46,345,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the twelve months ended December 31, 2023, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $1.6 million, allocable among the various classes of our common shares as follows: $49,000 with respect to the Class I Common Shares; and $1.5 million with respect to the Class A Common Shares.

Dividend Reinvestment and Direct Share Purchase Plan

On October 19, 2023, the Trustee approved the DRIP, which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares.

During the twelve months ended December 31, 2023, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	10,922	$26.79	$293,000
Class A Common Shares	10,653	$26.79	285,000
Class S Common Shares	-	$-	-
Total	21,575		$578,000

(a)
Includes the issuance of 4,176 Class I Common Shares totaling $112,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

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

During the twelve months ended December 31, 2023, holders of 165,847 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 165,847 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the twelve months ended December 31, 2023.

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

During the three months ended December 31, 2023, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
October 2023	116,139	35,456	$26.16	$26.10	116,139	35,456	N/A	N/A
November 2023	-	-	$-	$-	-	-	N/A	N/A
December 2023	-	-	$-	$-	-	-	N/A	N/A
Total	116,139	35,456			116,139	35,456

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no express expiration date for the program.
(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 352 properties in 34 states as of December 31, 2023. These properties were 99.1% leased as of December 31, 2023 and are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by rising interest rates as all of its debt is currently effectively fixed-rate financing as of December 31, 2023. Significant inflation rate increases or heightened interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

On October 19, 2023, the Trustee approved the DRIP, which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares. Participants may elect to have their cash dividends or distributions reinvested in additional Common Shares at a 1% discount to the NAV per Common Share applicable to the class of shares being purchased on the distribution date. The Company will not pay selling commissions on shares purchased pursuant to the DRIP. In addition, ExchangeRight Real Estate, LLC, the sponsor of the Company, will not charge participants for organizational and offering costs in connection with the DRIP. Shares offered under the DRIP will have the same rights as the corresponding class of Common Shares offered to prospective investors in the Company’s Private Offering. The offering of the Common Shares under the DRIP is being conducted in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506(b), thereunder.

Highlights for the Year Ended December 31, 2023

Operating Results

The December 2023 distribution marked the 57th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $40.0 million for the year ended December 31, 2023. As of December 31, 2023, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.44% annualized return, based on the $0.1449 per share distribution rate and $26.99 NAV per share as of December 31, 2023, respectively. The following table details the current offering price of the Company’s common shares, the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of December 31, 2023 and total returns on the Company’s common shares:

	Class I	Class A	Class S
Offering price (effective January 24, 2024)	$26.99	$28.70	$27.97
Annualized distribution rate (1)	6.44%	6.06%	5.37%
Year-to-date total return (2)	1.95%	-4.11%	n/a
Three-year total return (2)	9.60%	7.05%	n/a
Inception-to-date total return (2)	8.72%	6.93%	n/a

(1) The annualized distribution rate is calculated by the December 31, 2023 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s December 31, 2023 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.

(2) Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

The Company remained 100% collected on its contractual rents across all of its tenants in the portfolio for the year ended December 31, 2023, and through the inception of the Company to date.

Leasing

The Company executed 19 lease renewals during the year ended December 31, 2023 with an average new rent increase of 10.1% over prior rents for these leases and an average lease extension of 5.1 years. The Company also executed one new lease during the year ended December 31, 2023 with an annual rent of $183,000 for a seven-year lease term. The renewals and new lease resulted in a 3.6% increase in average new rents over prior rents for these leases. The Company’s portfolio is 99.1% leased and its weighted average lease term as of December 31, 2023 is 6.6 years.

Capital

The Company has experienced minimal immediate term impact from the rising interest rate environment as all of its outstanding debt is effectively fixed as of December 31, 2023. The Company has also experienced regular net inflows of shareholder capital during each quarter of 2023. All redemption requests, representing approximately 2.6% of inception-to-date total equity raised through December 31, 2023, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of December 31, 2023:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Dollar General	25	92	117	1,109,300	$12,141,300	17.7%	$10.95	5.5
Walgreens	19	14	33	476,800	10,869,600	15.8%	$22.80	5.5
Tractor Supply	14	5	19	390,500	5,429,800	7.9%	$13.90	7.1
Family Dollar (f)	26	13	39	337,100	4,277,900	6.2%	$12.69	4.0
Hobby Lobby	8	1	9	513,400	4,075,200	5.9%	$7.94	6.0
Advance Auto Parts	27	5	32	233,900	3,554,900	5.2%	$15.20	4.5
CVS Pharmacy	9	2	11	135,800	3,295,400	4.8%	$24.27	4.6
Stop & Shop	-	1	1	102,100	2,940,000	4.3%	$28.80	12.9
Fresenius Medical Care	9	2	11	94,300	2,905,500	4.2%	$30.81	6.8
Pick ’n Save	1	1	2	123,500	1,988,100	2.9%	$16.10	5.8
Napa Auto Parts	-	18	18	155,000	1,842,600	2.7%	$11.89	12.4
Kroger	3	-	3	200,100	1,624,500	2.4%	$8.12	7.5
Publix	2	-	2	96,800	1,548,400	2.3%	$16.00	16.4
Hy-Vee	-	1	1	101,200	1,415,800	2.1%	$13.99	15.1
BioLife Plasma Services L.P. (g)	-	2	2	30,800	1,389,500	2.0%	$45.11	10.6
Old National Bank (h)	-	3	3	41,600	1,317,800	1.9%	$31.68	6.1
AutoZone	7	2	9	65,900	994,700	1.4%	$15.09	2.6
Dollar Tree	9	-	9	84,200	880,200	1.3%	$10.45	4.2
Giant Eagle	1	-	1	81,800	848,300	1.2%	$10.37	7.3
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.1%	$17.67	7.8
Goodwill	2	-	2	42,800	653,200	1.0%	$15.26	6.4
Verizon Wireless (i)	2	-	2	11,300	569,800	0.8%	$50.42	3.5
Sherwin Williams	7	-	7	45,400	566,700	0.8%	$12.48	2.8
O’Reilly (j)	5	1	6	41,400	557,900	0.8%	$13.48	5.4
Food Lion (k)	1	-	1	41,300	351,400	0.5%	$8.51	9.8
Ross Stores	1	-	1	25,800	335,400	0.5%	$13.00	5.1
PNC Bank, N.A.	-	1	1	6,100	266,800	0.4%	$43.74	4.8
HomeGoods (l)	1	-	1	22,200	255,800	0.4%	$11.52	7.3
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	3.2
The Christ Hospital	-	1	1	9,300	177,800	0.3%	$19.12	4.0
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	7.1
TCF National Bank (m)	-	1	1	4,500	116,700	0.2%	$25.93	3.0
Truist Bank (n)	1	-	1	2,700	103,400	0.2%	$38.30	5.0
Aaron’s	1	-	1	7,200	101,900	0.1%	$14.15	2.2
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	2.8
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	9.5
Total	185	167	352	4,701,700	$68,615,300	100.0%	$14.59	6.6
Vacant				41,400
Total Portfolio				4,743,100

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.
(f)
Family Dollar’s leases are made primarily with Family Dollar Stores, Inc. This entity is a wholly owned subsidiary of Dollar Tree, Inc.
(g)
BioLife Plasma Services L.P.’s lease is guaranteed by Takeda Pharmaceuticals U.S.A., Inc. This entity is a wholly owned subsidiary of Takeda Pharmaceutical Co. Ltd.
(h)
Our leases were originally with First Midwest Bank as lessee. In February 2022 First Midwest Bancorp Inc., the former parent entity of First Midwest Bank, merged with Old National Bancorp. Subsequent to the merger, our leases are now with Old National Bank.
(i)
Verizon Wireless’s leases are entered into with Cellco Partnership. This entity is a wholly owned subsidiary of Verizon Communications, Inc. Verizon Communications, Inc. has provided a parent support agreement whereby it has agreed to guarantee certain of the payment obligations of Cellco Partnership.

(j)
O’Reilly’s leases are entered into with various wholly owned subsidiaries of O’Reilly Automotive Inc.
(k)
Food Lion’s lease is guaranteed by Delhaize America, Inc. This entity is a wholly owned subsidiary of Ahold Delhaize N.V.
(l)
HomeGoods’ lease is guaranteed by HomeGoods, Inc. This entity is a wholly owned subsidiary of TJX Companies, Inc.
(m)
Our lease was originally with TCF Bank as lessee. In June 2021 TCF Financial Corporation, the former parent entity of TCF Bank, merged with Huntington Bancshares Inc.
(n)
Our lease was originally with BB&T Bank as lessee. In December 2019 BB&T Corporation, the former parent entity of BB&T Bank, merged with SunTrust Banks, Inc. in a merger of equals to form Truist Financial Corporation. Subsequent to the merger, our lease is now with Truist Bank.

The following table details the industries in which our tenants operate as of December 31, 2023:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	165	1,530,600	32.3%	$17,299,400	25.2%
Pharmaceutical Retailers	44	612,600	12.9%	14,165,000	20.6%
Grocery	13	797,900	16.8%	11,529,700	16.8%
Discount Automotive	65	496,200	10.5%	6,950,100	10.1%
Farm and Rural Supply	19	390,500	8.2%	5,429,800	7.9%
Discount Specialty Retail	13	586,900	12.4%	5,119,900	7.5%
Medical Care	12	98,900	2.1%	3,098,600	4.5%
Banking Services	6	54,900	1.2%	1,804,700	2.6%
Healthcare Providers	4	43,500	0.9%	1,644,300	2.4%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Paint and Supplies	7	45,400	1.0%	566,700	0.8%
Discount Apparel	1	25,800	0.5%	335,400	0.5%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.1%
Total	352	4,701,700	99.1%	$68,615,300	100.0%
Vacant		41,400	0.9%
Total Portfolio		4,743,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2023 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	10	89,700	1.9%	$1,477,600	2.2%	$16.47
2025	20	163,200	3.5%	1,956,300	2.9%	$11.99
2026	42	487,200	10.4%	5,780,600	8.4%	$11.86
2027	40	561,200	11.9%	8,274,600	12.1%	$14.74
2028	59	612,300	13.0%	10,037,100	14.6%	$16.39
2029	37	439,000	9.3%	5,988,000	8.7%	$13.64
2030	33	474,300	10.1%	7,397,600	10.8%	$15.60
2031	43	673,500	14.3%	9,303,600	13.6%	$13.81
2032	29	456,100	9.7%	6,199,100	9.0%	$13.59
2033	10	131,500	2.8%	2,109,700	3.1%	$16.04
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,324,300	1.9%	$18.55
2036	6	140,500	3.0%	3,521,400	5.1%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	2	149,600	3.2%	2,214,200	3.2%	$14.80
2040	1	48,400	1.0%	750,000	1.1%	$15.50
Total	352	4,701,700	100.0%	$68,615,300	100.0%	$14.59

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2023. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of December 31, 2023:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.1%	$7,246,100	10.5%
Ohio	44	579,400	12.2%	6,796,300	9.9%
Texas	37	403,500	8.5%	5,948,800	8.7%
Louisiana	41	420,400	8.9%	5,071,400	7.3%
Wisconsin	20	342,800	7.2%	5,025,100	7.3%
Alabama	15	268,800	5.7%	3,900,000	5.7%
Florida	22	225,600	4.8%	3,436,100	5.0%
Georgia	14	264,300	5.6%	3,039,400	4.4%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.2%	2,940,000	4.3%
Indiana	11	245,000	5.2%	2,613,800	4.1%
North Carolina	14	210,000	4.4%	2,536,600	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,106,900	3.1%
Michigan	5	102,100	2.2%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Missouri	7	72,700	1.5%	1,357,800	2.0%
Virginia	6	91,800	1.9%	1,354,800	2.0%
Nevada	2	31,100	0.7%	1,082,800	1.6%
Arizona	2	32,100	0.7%	873,400	1.3%
New Jersey	3	33,000	0.7%	699,900	1.0%
Oklahoma	5	53,800	1.1%	685,300	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Connecticut	3	38,000	0.8%	547,300	0.8%
California	2	35,000	0.7%	480,100	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	304,200	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	352	4,743,100	100.0%	$68,615,300	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2023. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2023, no tenants were in a free rent concession period.

Activity for the Year Ended December 31, 2023

Property Acquisitions

On March 31, 2023, the Company acquired a property from an unaffiliated entity not managed by ExchangeRight for a total purchase price of $2.3 million. The Company paid a 1.0% acquisition fee on this property acquisition totaling $22,000 to ExchangeRight.

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

All 2023 acquisitions were accounted for as asset acquisitions and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

RSLCA Notes Receivable from Affiliated Party

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in ExchangeRight Mezz Loans for ExchangeRight’s DST programs under the RSLCA. These notes receivable typically provide for liquidity within 60 to 120 days. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. Effective April 4, 2022, the capacity under the RSLCA increased to a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $4.5 million during the year ended December 31, 2023 decreasing the balance of the RSLCA notes receivable to $22.3 million at December 31, 2023.

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

Revolving Lines of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. During the year ended December 31, 2023, ExchangeRight borrowed $7.3 million under this secured revolving line of credit resulting in $72.7 million available for borrowing by the Company and ExchangeRight as of December 31, 2023. The Company had $73.3

million outstanding under this revolving line of credit as of December 31, 2022. The Company made repayments totaling $73.3 million under borrowing notes within this secured revolving line of credit, which reduced the outstanding balance under this secured revolving credit facility to zero. Repayment terms for each borrowing note within the secured line of credit were as follows:

Loan to cost %	Repayment terms
80%	Three months interest only followed by a 25-year amortization
75%	Six months interest only followed by a 30-year amortization
70% or less	12 months interest only followed by a 30-year amortization

The interest only period bore interest at a rate equal to the prime rate less 50 basis points. The amortization principal period required payments at the current interest rate.

Additionally, in January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended in December 2023, has a maturity date in January 2025, with a maximum of $15.0 million outstanding at any time and bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding. The unsecured revolving line of credit requires monthly interest only payments, while outstanding. The Company had no outstanding balance under this revolving line of credit as of December 31, 2023.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the year ended December 31, 2023:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 12, 2023	$27.71	$29.46	$28.72
April 13, 2023 through July 18, 2023	$27.74	$29.49	$28.75
July 19, 2023 through October 18, 2023	$27.35	$29.08	$28.34
October 19, 2023 through December 31, 2023	$27.06	$28.77	$28.04

The Company issued 753,460 Class I Common Shares and 881,809 Class A Common Shares resulting in an aggregate of $46.9 million in proceeds to the Company during the year ended December 31, 2023. No Class S Common Shares were issued during the year ended December 31, 2023.

The Company redeemed 334,266 Class I Common Shares and 132,302 Class A Common Shares totaling $12.4 million during the year ended December 31, 2023.

The Operating Partnership issued 649,847 OP Units totaling $18.2 million in relation to an acquisition on August 31, 2023.

Activity for the Year Ended December 31, 2022

Portfolio Acquisitions

The Company, through the Operating Partnership, acquired 186 properties via merger agreements with 10 former 1031-exchangeable portfolios that were previously managed by ExchangeRight on behalf of investors for a total purchase price of $539.7 million during 2022. Additionally, the Operating Partnership (excluding ExchangeRight’s related party activity) issued 5,044,863 OP Units totaling $141.7 million in relation to these acquisitions. The Company assumed the following mortgages in connection with these acquisitions:

				Contractual
		Maturity	Balance	interest
Date of assumption	Amortization	date	at assumption	rate
2/9/2022	Interest only	10/1/2024	$16,902,000	4.25%
3/2/2022	Interest only	6/6/2027	32,722,000	3.98%
4/1/2022	Interest only	6/1/2024	18,008,000	4.71%
6/24/2022	Interest only	9/1/2027	36,860,000	3.99%
7/26/2022	Interest only	12/1/2027	33,441,000	4.09%
8/24/2022	Interest only	1/11/2028	35,840,000	4.05%
8/31/2022	Interest only	12/1/2025	25,012,000	4.59%
9/7/2022	Interest only	5/1/2025	25,519,000	4.15%
9/14/2022	Interest only	4/8/2028	37,795,000	4.27%
10/27/2022	Interest only	9/6/2025	24,420,000	4.38%
			$286,519,000

All 2022 acquisitions were accounted for as asset acquisitions and the related purchase price allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

RSLCA Notes Receivable from Affiliated Party

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in ExchangeRight Mezz Loans for ExchangeRight’s DST programs under the RSLCA. See “– Activity for the Year Ended December 31, 2023 – RSLCA Notes Receivable from Affiliated Party” above for additional details regarding the ExchangeRight Mezz Loans. ExchangeRight made net repayments of $46.3 million during 2022 decreasing the balance of the RSLCA notes receivable to $26.7 million at December 31, 2022.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, bears interest at a fixed-rate of 6.00% and requires interest only payments. The Company had a $3.6 million receivable under this real estate note as of December 31, 2022, which is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, bears interest at a fixed-rate of 7.25% and requires interest only payments. The Company had a $2.4 million receivable under this junior unsecured line of credit agreement as of December 31, 2022, which is included in notes receivable from affiliates in the consolidated balance sheets.

Revolving Lines of Credit

On May 19, 2021, the Company and ExchangeRight entered into a revolving line of credit. For a summary of the material terms of this secured line of credit, see “2023 Activity – Revolving Lines of Credit” above. The Company made repayments of $6.2 million under a borrowing note within the revolving line of credit on December 8, 2022. The Company has $73.3 million outstanding under this revolving line of credit as of December 31, 2022.

In January 2021, the Company entered into an unsecured revolving line of credit. For a summary of the material terms of this unsecured line of credit, see “2023 Activity – Revolving Lines of Credit” above. The Company made net repayments totaling $7.5 million on this unsecured revolving line of credit during 2022. The Company had no outstanding balance under this unsecured revolving line of credit as of December 31, 2022.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the year ended December 31, 2022:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2022 through January 3, 2022	$26.09	$27.74	n/a
January 4, 2022 through April 3, 2022	$26.64	$28.33	n/a
April 4, 2022 through August 2, 2022	$27.82	$29.58	$28.83
August 3, 2022 through December 31, 2022	$28.18	$29.96	$29.20

The Company issued 1,402,635 Class I Common Shares and 2,779,632 Class A Common Shares resulting in an aggregate of $119.0 million in proceeds to the Company during the year ended December 31, 2022. No Class S Common Shares were issued during 2022.

The Company redeemed 74,039 Class I Common Shares and 62,231 Class A Common Shares for a total cash outlay of $3.7 million during the year ended December 31, 2022, representing 0.6% of the Company’s total Common Shares and noncontrolling interest issuances since inception through December 31, 2022 (excluding ExchangeRight’s ownership interest in the Operating Partnership).

The Operating Partnership (excluding ExchangeRight’s related party activity) issued 5,044,863 OP Units totaling $141.7 million in relation to acquisitions during the year ended December 31, 2022. ExchangeRight redeemed 315,000 OP Units for $8.2 million during the year ended December 31, 2022. ExchangeRight owned 77,308 OP Units for a total investment of $2.0 million as of December 31, 2022.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The variances in the Company’s results of operations for the years ended December 31, 2023 and 2022 were primarily attributable to the acquisition of 16 properties for $86.0 million during 2023 in addition to a full year of operating results for the 186 properties acquired during 2022 for $539.7 million. The following table details the Company’s results of operations for the years ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022	Change
Rental revenue	$78,206,000	$57,376,000	$20,830,000
Interest income on notes receivable from affiliates	4,431,000	9,006,000	(4,575,000)
Other	62,000	85,000	(23,000)
Property operating expenses	(10,255,000)	(7,369,000)	(2,886,000)
Management fees to affiliates	(2,082,000)	(2,082,000)	-
General and administrative expenses	(1,818,000)	(997,000)	(821,000)
Depreciation and amortization	(41,134,000)	(30,483,000)	(10,651,000)
Interest expense	(29,154,000)	(20,614,000)	(8,540,000)
Interest income	66,000	-	66,000
Net (loss) income	$(1,678,000)	$4,922,000	$(6,600,000)

The following table details the Company’s rental revenue, property operating expenses, and depreciation and amortization for the year ended December 31, 2023 segmented by year of property acquisition:

	Properties acquired during			Total for the
	Year ended	Year ended		year ended
	December 31, 2023	December 31, 2022	2021 and prior	December 31, 2023
Base rents	$1,682,000	$30,907,000	$33,009,000	$65,598,000
Tenant reimbursables	139,000	3,610,000	4,918,000	8,667,000
Straight-line rent adjustments	23,000	450,000	540,000	1,013,000
Above/below market lease amortization, net	84,000	663,000	1,668,000	2,415,000
Lease termination income	-	-	513,000	513,000
Rental revenue	$1,928,000	$35,630,000	$40,648,000	$78,206,000

Property operating expenses	$155,000	$4,050,000	$6,050,000	$10,255,000

Depreciation and amortization	$1,184,000	$20,522,000	$19,428,000	$41,134,000

The following table details our rental revenue, property operating expenses and depreciation and amortization for the year ended December 31, 2022 segmented by year of property acquisition:

	Properties acquired during			Total for the
	Year ended	Year ended		year ended
	December 31, 2023	December 31, 2022	2021 and prior	December 31, 2022
Base rents	$-	$14,486,000	$33,211,000	$47,697,000
Tenant reimbursables	-	1,711,000	4,747,000	6,458,000
Straight-line rent adjustments	-	231,000	533,000	764,000
Above/below market lease amortization, net	-	380,000	1,710,000	2,090,000
Lease termination income	-	-	367,000	367,000
Rental revenue	$-	$16,808,000	$40,568,000	$57,376,000

Property operating expenses	$-	$2,014,000	$5,355,000	$7,369,000

Depreciation and amortization	$-	$9,874,000	$20,609,000	$30,483,000

The following table details the variances between the Company’s rental revenue, property operating expenses, and depreciation and amortization for the year ended December 31, 2023 as compared to December 31, 2022 segmented by year of property acquisition:

	Properties acquired during
	Year ended	Year ended
	December 31, 2023	December 31, 2022	2021 and prior	Total variance
Base rents	$1,682,000	$16,421,000	$(202,000)	$17,901,000
Tenant reimbursables	139,000	1,899,000	171,000	2,209,000
Straight-line rent adjustments	23,000	219,000	7,000	249,000
Above/below market lease amortization, net	84,000	283,000	(42,000)	325,000
Lease termination income	-	-	146,000	146,000
Rental revenue	$1,928,000	$18,822,000	$80,000	$20,830,000

Property operating expenses	$155,000	$2,036,000	$695,000	$2,886,000

Depreciation and amortization	$1,184,000	$10,648,000	$(1,181,000)	$10,651,000

Rental revenue and property operating expenses increases were primarily attributable to the acquisition of 16 properties totaling $86.0 million during 2023 in addition to a full year of rental revenue and property operating expenses for the 186 properties acquired during 2022 for $539.7 million.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding borrowings under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $4.9 million lower during the year ended December 31, 2023 as a result of an approximate $40.5 million decrease in the average daily outstanding balance of the RSLCA during year ended December 31, 2023 versus the year ended December 31, 2022. Interest income from borrowings under the notes receivable from affiliated parties was $0.4 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively.

Management fees to affiliates remained consistent for the year ended December 31, 2023 versus the year ended December 31, 2022. Asset management fees decreased $0.2 million and property management fees increased $0.2 million during the year ended December 31, 2023 versus the year ended December 31, 2022, respectively. Asset management fees for the year ended December 31, 2023 totaled $1.4 million, consisting of $1.8 million of earned fees per the management agreement, net of $0.4 million of fees waived by the asset manager.

General and administrative expenses increased $0.8 million, or 82%, for the year ended December 31, 2023 versus December 31, 2022. General and administrative expenses were higher mainly due to an increase in audit, tax and legal fees in connection with the Company’s ongoing public filings required after its Form 10 registration statement was effective.

Depreciation and amortization increased $10.7 million, or 35%, for the year ended December 31, 2023 versus December 31, 2022. The increase is directly attributable to the acquisition of 16 properties during 2023 in addition to a full year of depreciation and amortization for the 186 properties acquired during 2022. Acquisitions during 2023 and 2022 resulted in $70.1 million and $429.9 million, respectively, of additional assets which are depreciated or amortized based on the allocation of the purchase price and acquisitions costs.

Interest expense increased during the years ended December 31, 2023 versus 2022 as a result of (1) the assumption of a $43.5 million mortgage loan payable from the acquisition of 15 properties via a merger agreement with a former 1031-exchangeable portfolios in August 2023, (2) the assumption of $286.5 million of mortgage loans payable from the acquisition of 186 properties via merger agreements with ten former 1031-exchangeable portfolios during 2022, and (3) an increase of $2.2 million in amortization of below market debt associated with the assumption of mortgage loans payable.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Class A and Class I Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, secured financings or an unsecured line of credit.

The Company received payment of 100% of contractual base rents during the years ended December 31, 2023 and 2022, respectively. The Company’s strategy targets properties with net leases to insulate our shareholders from rising costs and surprise repair costs that affect other types of real estate investments. Longer lease terms primarily with investment-grade national tenants successfully operating in historically recession-resilient sectors are also intended to provide stable income that can help bridge economic cycles.

In order to earn a return on the funds maintained for liquidity to fund the share repurchase program and other liquidity needs, the Company has invested in a short-term mezzanine loan to ExchangeRight for ExchangeRight’s DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company as the two have a strong alignment of interest for both the REIT and DST platforms to succeed. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. The Company’s investment totaled $22.3 million as of December 31, 2023.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the years ended December 31, 2023 and 2022. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

In January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended, has a maturity date of January 15, 2025, with a maximum of $15.0 million outstanding at any time, and bears interest at a rate equal to the prime rate per annum with an interest rate floor of 6.00%, while outstanding. The unsecured revolving line of credit will require monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of December 31, 2023.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. During the year ended December 31, 2023, ExchangeRight borrowed $7.3 million under this secured revolving line of credit resulting in $72.7 million available for borrowing by the Company and ExchangeRight as of December 31, 2023. The Company had $73.3 million outstanding under this revolving line of credit as of December 31, 2022. The Company made repayments totaling $73.3 million under borrowing notes within this secured revolving line of credit, which reduced the outstanding balance under this secured revolving credit facility to zero. Repayment terms for each borrowing note within the secured line of credit were as follows:

Loan to cost %	Repayment terms
80%	Three months interest only followed by a 25-year amortization
75%	Six months interest only followed by a 30-year amortization
70% or less	12 months interest only followed by a 30-year amortization

The interest only period bore interest at a rate equal to the prime rate less 50 basis points. The amortization principal period required payments at the current interest rate.

Fixed-rate mortgage loans payable are composed of the following as of December 31, 2023:

			December 31, 2023
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	30 Year Amort	3/1/2024	$10,831,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (b)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (c)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (d)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			604,292,000	4.32%	(e)
Unamortized issuance costs, net			(1,096,000)
Unamortized below market debt discount, net			(13,234,000)
			$589,962,000

(a)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on March 30, 2023.
(b)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on August 28, 2023.
(c)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on November 29, 2023.
(d)
Mortgage bears interest at a variable-rate of 1.70% in excess of the Secured Overnight Financing Rate and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(e)
The weighted average effective interest rate on mortgage loans payable was 5.01% as of December 31, 2023.

The following table details the Company’s scheduled debt maturities as of December 31, 2023:

	Mortgage loans payable
	Scheduled	Balloon
Year	principal	payments	Total
2024	$31,000	$45,710,000	$45,741,000
2025	-	96,501,000	96,501,000
2026	-	77,445,000	77,445,000
2027	-	134,223,000	134,223,000
2028	-	182,587,000	182,587,000
Thereafter	-	67,795,000	67,795,000
	$31,000	$604,261,000	$604,292,000

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

The mortgage loans payable mature at various dates from March 2024 through January 2031. The Company intends to repay the mortgage debt maturing in 2024 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $12.3 million in restricted cash as of December 31, 2023.

Cash Flows

The sources and uses of cash reflected in the Company’s consolidated statements of cash flows for the years ended December 31, 2023 and 2022 are summarized below:

	Years ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$39,309,000	$36,103,000
Investing activities	$(21,111,000)	$(71,687,000)
Financing activities	$(35,515,000)	$50,170,000

Operating Activities

Net cash from operating activities was $39.3 million and $36.1 million for the year ended December 31, 2023 and 2022, respectively. The increase between the years ended December 31, 2023 and 2022 was primarily a result of the full year operating results for the 186 properties acquired on various dates during 2022 for an aggregate purchase price of $539.7 million and the partial year operating results for the 16 properties acquired on various date during 2023 for an aggregate purchase price of $86.0 million, which was offset by (1) an increase in cash paid for interest of $7.4 million and (2) a decrease in interest income of $4.9 million from the RSLCA and notes receivable from affiliated parties.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, leasehold improvements and net advances/repayments on the RLSCA and notes receivable from affiliated parties.

During the year ended December 31, 2023, the Company acquired 16 properties for a total cash outlay of $24.6 million and incurred expenditures of $0.9 million for improvements of real estate, which was partially offset by $4.5 million in net repayments under the RSLCA. During the year ended December 31, 2022, the Company acquired 186 properties for a total cash outlay of $111.4 million, had $6.0 million in advances for notes receivable with affiliated parties, and incurred expenditures of $0.6 million for improvements of real estate, which was partially offset by $46.3 million in net repayments under the RLSCA.

Financing Activities

During the year ended December 31, 2023, the Company had net repayments of $73.3 million from its revolving credit facilities, distributions of $25.9 million to the holders of Class A and Class I Common Shares, distributions of $13.2 million to the holders of OP Units, mortgage loans payable repayments of $14.4 million, redemptions of $12.4 million of Class A and Class I Common Shares and financing costs of $0.8 million relating to the two mortgage loans payable entered into in February 2023 which was offset by proceeds of $65.4 million relating to two mortgage loans payable entered into in February 2023, proceeds of $37.9 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $1.4 million.

During 2022, the Company had proceeds of $103.5 million from the issuance of Class A and Class I Common Shares, pending trade deposits of $6.4 million, distributions of $21.8 million to the holders of Class A and Class I Common Shares, net repayments of $13.7 million from its revolving credit facilities, redemptions of $8.1 million of OP Units, distributions of $7.9 million to the holders of OP Units, issuance costs of $3.8 million in relation to the offering and sale of OP Units, redemptions of $3.7 million of Class A and Class I Common Shares, mortgage loans payable repayments of $0.5 million and financing costs of $0.4 million relating to the Company’s revolving credit facilities.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through December 31, 2023. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.5 million were declared but not yet paid as of December 31, 2023. The unpaid distributions as of December 31, 2023 were paid in cash or settled in common shares under the Company's DRIP during January 2024.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share and Class I Common Share for the year ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023		2022
	Class A	Class I	Class A	Class I
January	$0.1449	$0.1449	$0.1445	$0.1445
February	$0.1449	$0.1449	$0.1445	$0.1445
March	$0.1449	$0.1449	$0.1445	$0.1445
April	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449
July	$0.1449	$0.1449	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$1.7376	$1.7376

On October 19, 2023, ExchangeRight Income Fund Trustee, LLC, which serves as the sole trustee of the Company, approved the DRIP. The following table lists the Class A Common Shares and Class I Common Shares issued and total distributions reinvested under the DRIP during the year ended December 31, 2023:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	10,922	$26.79	$293,000
Class A Common Shares	10,653	$26.79	285,000
Class S Common Shares	-	$-	-
Total	21,575		$578,000

(a) Includes the issuance of 4,176 Class I Common Shares totaling $112,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our distributions during the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
	Amount	Amount
Cash Distributions
Class A and Class I Common Shares	$26,105,000	$22,413,000
Noncontrolling interests	13,272,000	8,548,000
Total cash distributions	$39,377,000	$30,961,000

DRIP Distributions
Class A and Class I Common Shares	$466,000	$-
Noncontrolling interests	112,000	-
Total DRIP distributions	$578,000	$-

Total Declared Distributions
Class A and Class I Common Shares	$26,571,000	$22,413,000
Noncontrolling interests	13,384,000	8,548,000
Total declared distributions	$39,955,000	$30,961,000

Sources of Distributions
Cash flows from operating activities (a)	$39,309,000	$30,961,000

Cash flows from operating activities	$39,309,000	$36,103,000
Funds from Operations (“FFO”) (b)	$39,567,000	$35,493,000
Adjusted FFO (b)	$40,046,000	$34,451,000

(a)
As of December 31, 2023, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.
(b)
A reconciliation of net (loss) income attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2023 and 2022, respectively, is disclosed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at December 31, 2023:

	Mortgage loans	Interest	Operating ground
Year	payable	payments (a)	lease obligation	Total
2024	$45,741,000	$24,995,000	$285,000	$71,021,000
2025	96,501,000	22,038,000	285,000	118,824,000
2026	77,445,000	18,670,000	285,000	96,400,000
2027	134,223,000	14,225,000	285,000	148,733,000
2028	182,587,000	3,912,000	285,000	186,784,000
Thereafter	67,795,000	3,302,000	28,745,000	99,842,000
Total	$604,292,000	$87,142,000	$30,170,000	$721,604,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of December 31, 2023.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.6 million and $2.6 million were included in total equity for the years ended December 31, 2023 and 2022, respectively, for which the Company was obligated to reimburse ExchangeRight. As of December 31, 2023, the Company is obligated to reimburse ExchangeRight for $20,000 of these reimbursable offering costs.

See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a discussion of the various related-party transactions, agreements, and fees.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of December 31, 2023 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included within this Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the

VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current values, performance of real estate held by these VIEs, and general market conditions.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable life
Buildings	39 years
Building and site improvements	Ranging from 5 to 28 years
Tenant improvements	Shorter of the term of the related lease or useful life
Intangible lease assets and liabilities	Term of the related lease

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are expensed as incurred.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Noncontrolling Interests

The Company presents noncontrolling interests, which represents OP Units, and classifies such interests as a component of equity, separate from the Company’s shareholders’ equity. Noncontrolling interests were created as part of contribution and merger agreements with former 1031-exchangeable portfolios that were previously managed by ExchangeRight on behalf of investors and recognized at fair value as of the date of the transaction. The holders of OP Units have the right to exchange their OP Units for the same number of the Company’s Class I Common Shares.

Income Taxes

The Company has elected and is qualified to be taxed as a REIT, as it complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its shareholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Application of tax laws and regulations to various types of transactions is susceptible to varying interpretations. Therefore, amounts reported in the consolidated financial statements could be changed at a later date upon examination and final determination by the taxing authorities. No such examinations by taxing authorities are presently in process.

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

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by rising interest rates as all of its debt is currently effectively fixed-rate financing as of December 31, 2023. Significant inflation rate increases or heightened interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Consolidated Financial Statements beginning on page F-1 for the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Trustee; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2023, was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Securities and Exchange Commission rules that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Our business and affairs are managed under the direction of our Trustee. The Trustee is directly responsible for the management and control of our business and operations. The Trustee is managed by ExchangeRight as the sole manager of the Trustee. The business and affairs of ExchangeRight are managed by the Key Principals as the sole managers of ExchangeRight, who have full and complete authority, power and discretion to manage and control the business, affairs and properties of ExchangeRight, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of ExchangeRight’s business. As a result, the Key Principals act as the directors of the Company.

We have no employees. The individuals who act as our executive officers (who we refer to herein as our “executive officers”) are employed by ExchangeRight. Our executive officers manage our day-to-day affairs and the acquisition and disposition of our investments, subject to the supervision of the Trustee acting through the Key Principals.

Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by the Property Manager and the Asset Manager, which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed Management Agreements with each respective entity. The performance of the Property Manager and Asset Manager under the Management Agreements is subject to the supervision of the Trustee, acting through the Key Principals.

Our Declaration of Trust and bylaws provide for a single trustee to manage the business and affairs of the Company. Our Trustee is currently ExchangeRight Income Fund Trustee, LLC, a Delaware limited liability company. Our Trustee was formed on January 9, 2019 and is a wholly-owned subsidiary of ExchangeRight, which also serves as the sole manager of the Trustee.

The Trustee is not elected by our shareholders and is not subject to re-election on an annual or other continuing basis in the future. In addition, our shareholders are not entitled to elect the managers or executive officers of ExchangeRight or take part in the management or control of the business of the Company. As such, our shareholders are not entitled to recommend nominees to become managers of ExchangeRight, and therefore the Company has no procedures for shareholders to recommend manager nominees.

The Trustee may be removed by our shareholders only for Cause (as defined below) upon the affirmative vote of not less than two-thirds of the shares of beneficial interest then outstanding at a meeting properly called for the purpose of the proposed removal. “Cause” is defined as: (i) fraud or embezzlement with respect to the Company or its affiliates; or (ii) willful misconduct as determined by a court. If at any time there are no trustees in office, a successor trustee will be elected by the shareholders.

ExchangeRight currently has a total of three managers, which are composed of the Key Principals. None of the Key Principals are “independent” under the applicable standards of any national securities exchange or the SEC. See “Director Independence” below.

The success of the Company is very important to and is a significant part of ExchangeRight’s overall business plan and ExchangeRight anticipates spending sufficient time and effort on the various aspects of the Company’s business to help it perform successfully. Our Trustee has a fiduciary obligation to act on behalf of our shareholders. Under Maryland law and our Declaration of Trust, our Trustee must act in good faith, in a manner it reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. However, our Trustee is not required to devote all of its time to our business and is required to devote the time to our affairs as its duties require. Although ExchangeRight intends to provide us with the opportunity to participate in acquisitions, or an aggregated sale, merger, listing or initial public offering that ExchangeRight pursues for its net-leased assets under management or future acquisition pipeline, ExchangeRight is under no obligation to us to pursue such a strategy or to offer to us the opportunity to participate in such acquisitions or a transaction involving its other assets under management. Additionally, our Trustee, our executive officers, the Key Principals, ExchangeRight and its affiliates and other officers, employees and agents of ExchangeRight will not have any duty, fiduciary or otherwise, or obligation to present or offer any business opportunity to the Company or to refrain from acquiring net-leased properties or seeking to execute a strategic aggregation strategy as a part of its other businesses unrelated to the Company, or other activities that could compete with the Company.

The Trustee relies heavily on our officers and on information provided by our officers for the conduct of the day-to-day business of the Company. Each of our officers also provides services to ExchangeRight and its affiliates. ExchangeRight and the Key Principals manage $5.9 billion in assets under management and are actively engaged in acquiring, syndicating, managing, and selling commercial real estate on a nationwide basis on behalf of their own accounts and for over 7,900 real estate investors across the country. ExchangeRight is vertically integrated to perform all real estate functions including underwriting and acquisition, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal, institutional-quality investor reporting, and monthly investor distributions. In addition to ExchangeRight, the Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and dispositions of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own a majority interest in and operate ExchangeRight Securities, LLC (“ERS”), an affiliate of the Trustee and ExchangeRight, and Lighthouse Capital Group, LLC (“LCG”), each of which is a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, Inc., a licensed real estate brokerage company. David Fisher is the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. The Key Principals provide services to ExchangeRight and its affiliates that preclude them from devoting substantially all of their time to the Company, and that may present certain potential conflicts of interest or duties associated with their roles at the Company and the affiliated entities.

Neither our Trustee nor our officers receive compensation for their services performed on behalf of the Company. However, our Trustee and our officers are entitled to reimbursement of expenses incurred in connection with services performed on behalf of the Company. The Trustee may monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our shareholders.

In addition, our Trustee is responsible for reviewing our expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interests of the shareholders. In addition, the Trustee must approve all transactions with our affiliates.

Key Principals and Executive Officers

The following table sets forth certain information regarding the Key Principals, who act as our directors, and the persons acting as executive officers of the Company. Each of the Key Principals will remain in office as a manager of ExchangeRight until: (i) removed by a written instrument signed by the requisite members of ExchangeRight; (ii) such Key Principal resigns in a written instrument delivered to the other managers of ExchangeRight; or (iii) such Key Principal dies or is unable to serve.

Name	Age	Position
Joshua Ungerecht	39	Manager of ExchangeRight Real Estate, LLC
David Fisher	56	Manager of ExchangeRight Real Estate, LLC; Executive Managing Principal
Warren Thomas	68	Manager of ExchangeRight Real Estate, LLC
David Van Steenis	39	Chief Financial Officer and Chief Investment Officer of ExchangeRight Real Estate, LLC
Louis Swingrover	40	Chief Operating Officer of ExchangeRight Real Estate, LLC
Susana Dryden	41	Chief People Officer and Chief Compliance Officer of ExchangeRight Real Estate, LLC
Kevin Steines	41	Chief Accounting Officer of ExchangeRight Real Estate, LLC

Joshua Ungerecht is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Together with Warren Thomas, Joshua has overseen the stewardship of over $1.75 billion of client equity in commercial real estate investments since 2006. In addition, Joshua is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since July 2015; CEO, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since September 2009; a co-owner and real estate broker with JRW Realty, a real estate brokerage firm, a position he has held since September 2009; and a co-owner, CEO and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2014. Telos Capital LLC is under common control with ExchangeRight, which exercises ultimate control over the Company, and as such may be considered an affiliate of the Company. Joshua graduated from The Master’s College, Summa Cum Laude with a B.A. in Theology, Apologetics, and Missions, and is currently on leave from Talbot Graduate School, where he was pursuing an M.A. in Philosophy of Religion and Ethics. He also maintains Series 7, 22, 24, 63, 65, 66, and 79 Securities Licenses and an active California real estate broker license. Mr. Ungerecht’s extensive experience in the real estate development, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

David Fisher is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. David is also the Executive Managing Principal of ExchangeRight, and in that capacity acts as the principal executive officer of the Company, a position he has held since July 2023. Additionally, David is also President and CEO of Rise Capital Partners LLC, which is the Fisher’s family office real estate investment and development firm. David began his career with KPMG in the Tax department from 1993 to 1996, and then worked in tax, treasury, and acquisitions for Wells Fargo for over nine years from 1996 to 2005. He was North American Head of Asset and Structured Finance for HSBC’s Investment Banking division from 2005 to 2012. David and his banking teams executed international financings totaling in excess of $8 billion. In addition, David is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since September 2015. Telos Capital LLC is under common control with ExchangeRight, which exercises ultimate control over the Company, and as such may be considered an affiliate of the Company. He graduated from the University of Northern Iowa in 1993, Magna Cum Laude in Accounting, and earned national honors with the Elijah Watt Sells Award on the May 1993 CPA exam. David is primarily responsible for the acquisition, asset management, and financing aspects of the businesses. Mr. Fisher’s extensive experience in the real estate development, management, and syndication industries, along with his credentials and experience in finance, accounting, and financial management, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

Warren Thomas, CPA, is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Warren has over 40 years of experience as a Certified Public Accountant and has been an active commercial real estate investor for the past 30 years. Prior to focusing on the securitized 1031 exchange market in 2003, he developed an extensive tax practice including estate planning, financial planning, and real estate advisory services. In addition, Warren is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since September 2015; President, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since October 2003; a co-owner and real estate agent with JRW Realty, a real estate brokerage firm, a position he has held since September 2005; and a co-owner and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2013. Telos Capital LLC is under common control with ExchangeRight, which exercises ultimate control over the Company, and as such may be considered an affiliate of the Company. He graduated in 1978 from Biola University with a B.S. in Business Administration, specializing in Accounting. He also earned a master’s degree in Taxation from Golden Gate University in 1993. He maintains Series 6, 7, 22, 24, 39, 63, 66 and 79 Securities Licenses. Mr. Thomas’ extensive experience in the real estate development, brokerage, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

David Van Steenis, CFA, CPA, currently serves as Chief Financial Officer and Chief Investment Officer for ExchangeRight. David has held the position of Chief Financial Officer since 2015, and in that capacity also serves as the Chief Financial Officer and Chief Investment Officer of the Company. David also serves as the Chief Financial Officer of Telos Capital, LLC, a position he has held since 2015. David is focused on acquisitions including the analysis, legal, closing, and syndication functions of the business as well as the asset management departments and financial reporting for ExchangeRight and its affiliates. David began his career with KPMG in the financial services audit practice from 2007 to 2011, where he served both private and public banking and investment management clients. Most recently, David was with

Kaufman Jacobs Real Estate Investments from 2011 to 2015 where he was involved in the investment acquisition, capital markets, and financial reporting aspects of their real estate private equity business. Mr. Van Steenis graduated from Trinity Christian College with highest honors with a B.S. in Accounting and a Finance concentration. David is a Certified Public Accountant and a CFA Charterholder.

Louis Swingrover currently serves as the Chief Operating Officer for ExchangeRight. Louis has been with ExchangeRight since 2019, and also serves as the Chief Operating Officer of the Company. Louis is focused on strategic business, operational, and transformational development at ExchangeRight, and provides executive direction to the Marketing, Creative, Editorial, Public Relations, Software Engineering, Information Technology, Investor Relations, and Sales teams. Prior to joining ExchangeRight, Louis worked as a strategic marketing and business development consultant from 2012 to 2019; co-founded, profitably operated, and sold a boutique corporate compliance firm dedicated to serving sponsors of alternative investment offerings and their investors from 2008 to 2012; and has operated as a serial entrepreneur since 2002. Louis holds a B.A. in Intercultural Studies with a minor in Biblical Studies from Biola University and holds an M.A. in Philosophy from Gonzaga University.

Susana Dryden currently serves as the Chief People Officer and Chief Compliance Officer for ExchangeRight. Susana has been with ExchangeRight since 2016, and also serves as the Chief People Officer of the Company. Susana is focused on the development, training and expansion of the firm’s departments. Susana also serves as a Registered Principal and the Chief Compliance Officer for ERS, that oversees certain wholesale activities of ExchangeRight. Susana began her career in the industry in 2007 with JRW Investments, Inc., where she held the position of Director of Operations. In 2014, Susana was primarily responsible for forming the broker-dealer firm LCG which now oversees JRW Investments. She serves as a Registered Principal and CCO of these firms as well. Susana has been critical to the growth and development of ExchangeRight and its affiliate firms and assists the various companies with their compliance and regulatory functions under FINRA and SEC rules.

Kevin Steines, CPA, currently services as Chief Accounting Officer for ExchangeRight, a position he has held since December 2020 and in that capacity serves as the Chief Accounting Officer of the Company. Kevin also serves as the Chief Accounting Officer of Telos Capital, LLC, a position he has held since December 2020. Prior to becoming Chief Accounting Officer of each company, Kevin served as the Controller of each company for over five years. Kevin is focused on the financial reporting functions of ExchangeRight and its affiliates. Prior to joining ExchangeRight, Kevin enjoyed a successful career in public accounting. He started his career at Gabelmann & Associates in their audit practice from 2006 to 2008. Kevin then spent seven years with Honkamp Krueger & Co, P.C. from 2008 to 2015, a regional CPA firm based out of Dubuque, IA. Kevin oversaw the day to day operations of the accounting and tax practice for one of Honkamp Krueger’s satellite offices. His focus was on corporate and individual tax planning and preparation, financial statement preparation, general business consulting, strategic planning, and franchise services. Kevin graduated in 2006 from Ashford University with a B.S. in Business Administration and Accounting with a Finance concentration, where he was awarded Outstanding Accounting Student for his class. Kevin is a Certified Public Accountant.

Corporate Governance

We are committed to maintaining good corporate governance practices and adhering to high standards of ethical conduct. The Key Principals regularly review the Trustee’s governance procedures to ensure the Company is in compliance with rapidly changing laws, rules and regulations that govern our business.

Director Independence

The Key Principals are the sole managers of ExchangeRight and, correspondingly, act as the directors of the Company. We are not currently subject to the listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent.” Furthermore, neither our Declaration of Trust nor bylaws require that the trustee of the Company be independent, and the constituent governing documents of ExchangeRight similarly do not require that its managers be independent. As a result, we are not at this time required to have a board of directors or equivalent governing body comprised of a majority of “independent directors.” None of the Key Principals are independent directors under the applicable standards of the SEC, New York Stock Exchange, or the NASDAQ stock market.

Board Committees

Audit Committee Function. Neither the Company, the Trustee nor ExchangeRight has a separately designated standing audit committee in place. We believe the Key Principals are currently able to effectively manage the issues normally considered by an audit committee. Although we do not have a separate audit committee, we have determined that Mr. Fisher meets the requirements of an “audit committee financial expert” as defined under SEC rules.

Other Committees. Neither the Company, the Trustee nor ExchangeRight currently has a nominating and corporate governance committee, compensation committee, conflicts committee or other board committees typically in place for companies whose securities are listed on a national securities exchange. Rather, the functions typically associated with these committees are performed by the Key Principals in their capacity as managers of ExchangeRight. The Key Principals may undertake a review of the need for any such committees in the future.

Role of the Managers in Risk Oversight

One of the key functions of the managers of ExchangeRight is oversight of our risk management process. The Key Principals, as the managers of ExchangeRight, administer this oversight function directly. In this regard, the Key Principals have the responsibility to consider and discuss financial risk exposure and the steps our management should take to monitor and control this exposure, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Key Principals also monitor compliance with legal and regulatory requirements, in addition to oversight of the performance of the Company’s internal audit function. The Key Principals further monitor the effectiveness of our corporate governance practices, including whether we are successful in preventing illegal or improper liability-creating conduct. Finally, the Key Principals assess and monitor whether any of ExchangeRight’s compensation practices and programs has the potential to encourage excessive risk-taking at the Company.

Code of Ethics

The Trustee has established a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Key Principals and the officers and employees of the Company and Operating Partnership. Under our Code of Ethics, the policy of the Company is to comply with all laws governing its operations and to conduct its affairs in keeping with the highest moral, legal and ethical standards. In this regard, the Code of Ethics is designed to promote, among other matters: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in the Company’s public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to appropriate persons; and (v) accountability for adherence to the Code of Ethics. The Code of Ethics is available on the Company’s website at exchangeright.com.

Family Relationships

There are no family relationships among any of our Key Principals or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by the executive officers and individuals who are employees of ExchangeRight or its affiliates, pursuant to the terms of the Management Agreements, and we pay fees associated with such services under those agreements. However, there is no further allocation of those fees to any executive officer or employee of ExchangeRight for compensatory purposes. The executive officers of ExchangeRight, who also act as our executive officers, do not receive any compensation directly from us, in the form of cash compensation or otherwise, for serving as our executive officers. Each of the individuals who acts as our executive officers is an employee of ExchangeRight. Our day-to-day operations and all matters affecting our business and affairs, including responsibility for determining when to buy and sell real estate-related assets, are managed by the Key Principals, as the managers of ExchangeRight, through the Trustee. ExchangeRight is not obligated under the Management Agreements to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees and expense reimbursements paid to ExchangeRight and its affiliates. See also the Property Management Agreement and Asset Management Agreement for services performed pursuant to those agreements.

Compensation of Managers

We do not pay, and we do not expect to pay, any compensation to the Key Principals or any other person for services rendered to us as managers of ExchangeRight, acting in the capacity as our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31 2024, certain information regarding the beneficial ownership of our Common Shares and Common Shares issuable upon redemption of OP Units by: (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding Common Shares; (ii) each of the Key Principals, who act as the directors of the Company; (iii) each of our executive officers and (iv) all of our Key Principals and executive officers as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant, or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account, or similar arrangement, or (iv) the automatic termination of a trust, discretionary account, or similar arrangement. In computing the number of Common Shares beneficially owned by a person and the percentage ownership of that person, Common Shares subject to options or other rights held by that person that are exercisable as of March 31, 2024, or will become exercisable within 60 days thereafter (including Common Shares issuable upon the redemption of OP Units, which are currently redeemable or redeemable within 60 days of March 31, 2024), are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. In this regard, the percentage of beneficial ownership is based on 10,199,216 shares of Class A Common Shares, 5,644,258 shares of Class I Common Shares, an aggregate of 15,843,474 Common Shares, and an aggregate of 23,857,970 Common Shares and OP Units outstanding as March 31, 2024. Class A Common Shares are issuable upon the exchange of an equal number of Class A OP Units that are redeemable for cash or, at our option, Class A Common Shares on a one-for-one basis (subject to certain adjustments). In addition, Class I Common Shares are issuable upon the exchange of an equal number of Class I OP Units that are redeemable for cash or, at our option, Class I Common Shares on a one-for-one basis (subject to certain adjustments). There are no Class S Common Shares of the Company or Class S OP Units of the Operating Partnership issued and outstanding. Except as indicated, each person listed below has sole voting and investment power with respect to the shares and OP Units set forth opposite such person’s name.

Information with respect to the Key Principals and executive officers is based on our records and data supplied by each of the Key Principals and executive officers. Information with respect to beneficial owners of more than five percent of the outstanding Common Shares is based on data supplied to us by each of those persons.

								Total Number of			Percent
		Class A Common Shares			Class I Common Shares			Common Shares		Percent	of all
		Shares		Percent	Shares		Percent	and OP Units		of all	Common
		Beneficially		of	Beneficially		of	Beneficially		Common	Shares and
Name	Position	Owned		Class (1)	Owned		Class (2)	Owned		Shares (3)	OP Units (4)
KEY PRINCIPALS:
Joshua Ungerecht	Manager of ExchangeRight	4,067	(5)	*	-		*	20,311	(6)	*	*
David Fisher	Manager of ExchangeRight	-		*	-		*	-		*	*
Warren Thomas	Manager of ExchangeRight	4,754		*	-		*	58,642	(7)	*	*

EXECUTIVE OFFICERS WHO ARE NOT KEY PRINCIPALS:
David Van Steenis	Chief Financial Officer and Chief Investment Officer	379		*	-		*	379		*	*
Louis Swingrover	Chief Operating Officer	764		*	-		*	764		*	*
Susana Dryden	Chief People Officer and Chief Compliance Officer	5,528		*	-		*	5,528		*	*
Kevin Steines	Chief Accounting Officer	382		*	-		*	382		*	*

All Key Principals and Executive Officers as a group (7 persons)		15,874		*	-		*	86,006		*	*

BENEFICIAL OWNERS OF MORE THAN 5%:
ExchangeRight Real Estate, LLC		-		*	600,000	(8)	10.6%	677,308	(9)	3.8%	2.8%
1055 E. Colorado Blvd.
Suite 310
Pasadena, CA 91106

* Indicates less than 1.0% of the total number of outstanding shares or units, as the case may be, of the class or aggregate number of securities indicated, calculated in accordance with Rule 13d-3 under the Exchange Act.

(1) For each individual or group disclosed in the table above, the figures in this column are based on 10,199,216 Class A Common Shares issued and outstanding as of March 31, 2024.

(2) For each individual or group disclosed in the table above, the figures in this column are based on 5,644,258 Class I Common Shares issued and outstanding as of March 31, 2024.

(3) For each individual or group disclosed in the table above, the figures in this column are based on an aggregate of 15,843,474 Common Shares issued and outstanding as of March 31, 2024.

(4) For each individual or group disclosed in the table above, the figures in this column are based on an aggregate of 23,857,970 Common Shares and OP Units issued and outstanding as of March 31, 2024.

(5) The reported shares are held in a revocable trust for the benefit of Mr. Ungerecht and his wife and children. Mr. Ungerecht is the co-trustee of the revocable trust, along with his wife, which holds the shares, and in this capacity he shared voting and dispositive power with his wife with respect to the shares. Mr. Ungerecht disclaims beneficial ownership with respect to the shares directly held by this revocable trust.

(6) Includes 16,244 OP Units held in an irrevocable trust for the benefit of Mr. Ungerecht’s grandmother, and her estate. Mr. Ungerecht is the co-trustee of the irrevocable trust, along with Mr. Ungerecht’s aunt, which holds the OP Units, and in this capacity he has shared voting and dispositive power with his aunt with respect to the units. Mr. Ungerecht disclaims beneficial ownership with respect to the shares directly held by this irrevocable trust. The reported OP Units are redeemable for cash or, at the Company’s option, Class I Common Shares on a one-for-one basis (subject to certain adjustments).

(7) Includes 53,888 OP Units held directly by W&R Thomas, LLC (“WRT”), which is a family limited liability company owned by Mr. Thomas and his spouse. Mr. Thomas is the managing member of WRT, and in this capacity exercise sole voting and dispositive power with respect to the securities held by WRT. Mr. Thomas disclaims beneficial ownership with respect to the securities directly held by WRT.

(8) ExchangeRight is the sole member and manager of EIFG, and ExchangeRight exercises sole voting and dispositive power with respect to all Common Shares and OP Units held by EIFG. David Fisher, Joshua Ungerecht and Warren Thomas are the sole managers of ExchangeRight and in that capacity direct its operations. The reported shares include 600,000 Class I Common Shares held directly by EIFG, over which ExchangeRight has sole voting and dispositive power. Messrs. Fisher, Ungerecht, and Thomas disclaim beneficial ownership with respect to any shares directly owned by ExchangeRight and EIFG.

(9) Includes 77,308 OP Units held directly by ExchangeRight which are redeemable for cash or, at the Company’s option, Class I Common Shares on a one-for-one basis (subject to certain adjustments).

Changes in Control

To the knowledge of the Company, there are no arrangements, including any pledge by any person of securities of the Company, the Operating Partnership or any of their respective parent entities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have had and currently have relationships and transactions with related parties. Related party transactions are transactions in which we are a participant where the amount involved exceeds $120,000 and a member of our Trustee, an executive officer or a holder of more than 5% of our voting securities (or an immediate family member of any of the foregoing) has a direct or indirect material interest. Our Trustee will consider all relevant facts and circumstances when considering such transactions, including whether the terms of the transaction are fair to us and whether the transaction is consistent with, and contributes to, the interests of the Company.

We have described below relationships and transactions since January 1, 2022 with related parties in which the amount involved exceeded $120,000, and all currently proposed related party transactions which exceed $120,000.

Acquisition of Properties from ExchangeRight and its Affiliates

Since January 1, 2022, we have acquired 201 of our properties from prior ExchangeRight sponsored offerings, pursuant to which certain portfolios were contributed or merged with and into a wholly-owned subsidiary of our Operating Partnership. In each such transaction, the beneficial owners of the portfolio received the right to elect either cash or OP Units in exchange for their interest in the portfolio. The Operating Partnership issued 5,694,574 OP Units in the aggregate pursuant to such agreements.

We have identified an additional 26 ExchangeRight DST Portfolios consisting of 463 properties that are currently managed by ExchangeRight for possible future acquisitions. In each potential acquisition, the beneficial owners of the DST portfolio would receive the right to elect either cash or OP Units in exchange for interest in the DST portfolio. Based on estimated market values, we would pay up to approximately $1.1 billion in cash, issue additional OP Units, or a combination thereof, pursuant to the acquisition of these 26 DST Portfolios. These acquisitions would include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. The aggregate potential disposition fees for these 26 DST Portfolios are estimated to be a maximum of $45.9 million and would be paid solely by the investors in the DST Portfolios. In certain instances, one or more of the Key Principals are investors in the ExchangeRight DST Portfolios and are obligated to pay disposition fees upon closing. The disposition fees are calculated as a percentage of the selling or merger price. For the years ended December 31, 2023 and 2022, disposition fees in the aggregate amount of $1.7 million and $8.9 million, respectively, were paid to ExchangeRight or its affiliates upon the closing of merger transactions from the investors in the ExchangeRight DST Portfolios.

The Key Principals own minority interests in certain of the 26 ExchangeRight DST Portfolios consisting of 463 properties that are currently managed by ExchangeRight for possible future acquisitions . In connection with our potential acquisition of these 463 properties, the Key Principals are anticipated to have the right to elect to receive up to $10.7 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the respective ExchangeRight DST Portfolios.

Since January 1, 2022, we have acquired one property from unaffiliated entities not managed by ExchangeRight. ExchangeRight earned a 1% acquisition fee on this property acquisition totaling $22,000.

We have also identified up to 128 additional properties that are part of the Identified Trust Properties for future acquisition at ExchangeRight’s cost basis. Any such acquisition will be effectuated through a contract of sale to be mutually agreed upon by us and ExchangeRight at the time of the transfer. We and ExchangeRight may also, upon mutual agreement, replace or add additional properties or purchase and sale agreements to the list of real estate identified. Such net leased necessity-based retail assets would have similar characteristics to the Identified Trust Properties, consistent with our investment objectives; provided, however, when considering portfolio acquisitions, the Company will consider the portfolio composition and its investment metrics as a whole and particular portfolios may include individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition as a whole and will adjust the pricing for a future retenanting event.

The Identified Trust Properties are anticipated to provide several distinct advantages to the Company:

•
The properties are expected to provide the Company with a pre-determined initial portfolio of properties and the ability to achieve an attractive diversification level;
•
There is reduced blind pool risk or counterparty execution risk as the properties are already controlled and managed by ExchangeRight;
•
The ExchangeRight DST Portfolios have a proven history as they are currently managed by ExchangeRight with a long-term track record of performance;
•
The tenants and lease terms are known, providing the Company with more certainty regarding potential rental increases, inflation protection, and its underwriting projections of cash flows to investors;
•
The Company has flexibility to acquire the properties in stages and over a period of time, thereby improving the Company’s ability to invest capital and earn a return to fully cover investor distributions;
•
There will be no acquisition fees charged to the Company to acquire the ExchangeRight DST Portfolios;
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2023; and
•
The Operating Partnership is expected to grow more quickly as a result of DST investors electing to perform tax-deferred Code Section 721 exchanges which create long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with our long-term aggregation strategy.

ExchangeRight and Affiliate Investment

In addition, in order to accelerate acquisitions on behalf of the Company and in lieu of borrowing funds, ExchangeRight has purchased OP Units of the Operating Partnership, of which 77,308 OP Units of the Operating Partnership remain outstanding as of December 31, 2023. ExchangeRight’s investment in OP Units is on the same terms as offered to other OP Unitholders at the time of their investments. In addition, certain of the Key Principals also own 70,131 OP Units.

Furthermore, the Key Principals will have the right to elect to receive up to $10.7 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the ExchangeRight DST Portfolios should the Company complete the acquisition of the Identified Trust Properties.

ExchangeRight Secured Loans

In an effort to provide an enhanced risk-adjusted return on funds invested in the Company for future potential acquisition of the Identified Trust Properties and, after acquisition of the Identified Trust Properties, on the cash that the Company may need for quarterly investor redemption requests, we will also make the ExchangeRight Secured Loans under the RSLCA to ExchangeRight. ExchangeRight and its affiliates will use the capital from the ExchangeRight Secured Loans for the acquisition, financing, or inventorying of single-tenant, net-leased necessity-based retail real estate similar to the ExchangeRight DST Portfolios.

The RSLCA is a five-year commitment with ExchangeRight with a maximum borrowing capacity of $250.0 million as of December 31, 2023, which will be increased automatically proportionally to any increase in the maximum offering amount of the Company’s ongoing continuous Common Shares offering. However, the Company, through the Operating Partnership, has a right to either increase or lower the amount of the aggregate loan commitment with 60 days’ notice to ExchangeRight.

The largest aggregate principal outstanding balance under the RSLCA during the twelve months ended December 31, 2023 was $51.5 million. Additionally, the principal outstanding balance under the RSLCA was $22.3 million as of December 31, 2023, with activity during the twelve months ended December 31, 2023 including $116.7 million of advances and $121.1 million of repayments. The largest aggregate principal outstanding balance under the RSLCA during the year ended December 31, 2022 was $112.1 million. Additionally, the principal outstanding balance under the RSLCA was $26.7 million as of December 31, 2022, with activity during the year ended December 31, 2022 including $155.6 million of advances and $201.8 million of repayments. The RSLCA bears interest at a rate equal to 12.0% per annum while outstanding, which resulted in the Company earning $4.0 million and $8.9 million of interest income during the year ended December 31, 2023 and year ended December 31, 2022, respectively. Interest income was paid in full and the Company has no outstanding interest income receivable balance in relation to the RSLCA as of December 31, 2023.

Our Trustee believes that the existence of the ExchangeRight Secured Loan program provides three significant advantages to the Company:

(1)
The Company is able to utilize the ExchangeRight Secured Loan program to invest capital and earn a return as soon as possible after equity is invested and until the Company raises sufficient capital through this offering to acquire tranches of the Identified Trust Properties;
(2)
The ExchangeRight Secured Loan program provides the Company with access to shorter-term investments and the liquidity that the Company anticipates it will require while it raises sufficient capital to purchase the Identified Trust Properties and, thereafter, in order to fulfill future shareholder redemption requests; and
(3)
The ExchangeRight Secured Loan program is structured to generate a 12% return while funds are deployed, which is anticipated to be accretive to shareholder distributions at a risk profile similar to an investment in the Identified Trust Properties and our other targeted assets.

ExchangeRight has utilized acquisition debt and preferred equity capital structured similarly to the ExchangeRight Secured Loans, from eight funds since its inception in order to assist ExchangeRight in acquiring and syndicating assets to 1031 Exchange investors. Five of these funds have gone full cycle for investors. All such funds have met all redemption requests received as of the date of this Form 10-K. ExchangeRight has successfully sponsored over 90 total offerings, all of which are either meeting or exceeding investor cash flow distribution projections, including these eight debt and preferred equity capital funds. Past performance is not indicative of future results.

Notes Receivable with ExchangeRight Managed DSTs

On August 25, 2022, the Company entered into a real estate note as the lender with a two property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, bears interest at a fixed-rate of 6.00% and requires interest only payments. The Company had $3.6 million outstanding under this real estate note as of December 31, 2023, and earned $220,000 and $78,000 of interest income during the years ended December 31, 2023 and 2022, respectively, in relation to this real estate note. The Company had $19,000 in interest income receivable in relation to this real estate note as of December 31, 2023, which is included in receivables on the consolidated balance sheet.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, and bears interest at a fixed-rate of 7.25% and requires interest only payments. The Company had $2.4 million outstanding under this junior unsecured line of credit agreement as of December 31, 2023, and earned $174,000 and $21,000 of interest income during the years ended December 31, 2023 and 2022, respectively, in relation to this junior unsecured line of credit agreement. The Company had $15,000 in interest income receivable in relation to this junior unsecured line of credit agreement as of December 31, 2023, which is included in receivables on the consolidated balance sheet.

Asset Management Fees to the Asset Manager

Effective February 28, 2019, we entered into an Asset Management Agreement with the Asset Manager and Operating Partnership (the “Asset Management Agreement”). The Asset Management Agreement was not negotiated at arm’s-length, nor has it been reviewed by an independent third-party. Under the agreement, an annual asset management fee will be payable by the Operating Partnership to the Asset Manager, an affiliate of the Trustee, in the amount of 0.15% of the Company’s assets under management (the “Asset Management Fee”). For these purposes, the assets under management are calculated as the total value of the Company’s properties, based on the midpoint of the range of real estate values determined by an independent valuation firm as of the last day of the most recent calendar quarter, plus the value of the Company’s cash and other assets, including the ExchangeRight Secured Loans, as of such date. The Asset Management Fee will be payable quarterly (0.0375% each quarter) and in arrears. The Asset Management Agreement has an initial term of five years and will automatically renew at the expiration of the initial or any subsequent five-year term for an additional five-year term. The Operating Partnership may terminate the Asset Management Agreement at any time in the event of certain actions by the Asset Manager, including fraud or theft with respect to any of our properties or in connection with Asset Manager’s performance of its services under the agreement or upon breach of the performance of any of Asset Manager’s obligations under the agreement. The Asset Management Agreement will also terminate upon the transfer of all of our properties to a third-party or the foreclosure or transfer in lieu of foreclosure of all of our properties, in connection with certain insolvency proceedings on behalf of the Asset Manager or the Operating Partnership, the sale of the Asset Manager, or at the option of a mortgagee, upon 30 days’ notice or less (as designated by the mortgagee) on the terms set forth in any such mortgage.

In the event that we acquire a new property other than an ExchangeRight DST Property, the Asset Manager will receive an acquisition fee equal to one percent (1.0%) of the purchase price of each property (the “Acquisition Fee”) payable to the Asset Manager by the Operating Partnership.

During the years ended December 31, 2023 and 2022, the Asset Manager earned an aggregate of $1,359,000, net of $390,000 of fees waived by the asset manager, and $1,556,000 of Asset Management Fees, respectively.

Property Management Fees to the Property Manager

Effective February 28, 2019, we entered into a Property Management Agreement with the Property Manager and Operating Partnership (the “Property Management Agreement”). The Property Management Agreement was not negotiated at arm’s-length, nor has it been reviewed by an independent third-party. Under the agreement, an annual property management fee will be payable by the Operating Partnership to the Property Manager, an affiliate of the Trustee, in an amount equal to 1.10% of the gross revenues earned by the Company from assets acquired by the Company, but excluding reimbursements relating to real estate taxes, insurance and common area maintenance charges and the fees earned by the Company from the RSLCA (the “Property Management Fee”). The Property Management Agreement had an initial term of three years, and was renewed on February 28, 2022, and will automatically renew at the expiration of any subsequent three-year term for an additional three-year term. The Operating Partnership may terminate the Property Management Agreement at any time in the event of certain actions by the Property Manager, including fraud or theft with respect to any of our properties or in connection with the Property Manager’s performance of its services under the agreement or upon breach of the performance of any of the Property Manager’s obligations under the agreement. The Property Management Agreement will also terminate upon the transfer of all of our properties to a third-party or the foreclosure or transfer in lieu of foreclosure of all of our properties, in connection with certain insolvency proceedings on behalf of the Property Manager or our Operating Partnership, the sale of the Property Manager, or at the option of a mortgagee, upon 30 days’ notice or less (as designated by the mortgagee) on the terms set forth in any such mortgage.

During the years ended December 31, 2023 and 2022, the Property Manager earned an aggregate of $723,000 and $526,000 in Property Management Fees, respectively.

Organization and Offering Costs

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private Common Shares and OP Unit offerings and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the Common Shares offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of Common Shares and OP Units. These fees are expected to offset the incurred organizational and offering costs described above. During the years ended December 31, 2023 and 2022, ExchangeRight earned an aggregate of $626,000 and $2,558,000 of these fees, respectively.

ExchangeRight has paid all selling commissions and expenses to certain placement agents for its Class I Common Shares. This amount is currently a maximum of 0.25%, and historically they have ranged from 0.00% to 2.50% of the gross offering price of shares sold in the Class I Common Shares offering. During the years ended December 31, 2023 and 2022, ExchangeRight paid an aggregate of $49,000 and $122,000 of selling commissions and expenses of the Class I Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class A Common Shares sold in the offering in an amount up to approximately 1.80% of the gross offering price of shares sold in the Class A Common Shares offering. During the years ended December 31, 2023 and 2022, ExchangeRight paid an aggregate of $463,000 and $1,449,000 of selling commissions and expenses of the Class A Common Shares sold in the offering, respectively.

ExchangeRight paid the selling commissions and expenses for the OP Units sold pursuant to a Section 721 exchange from January 1, 2021 through April 1, 2022. Subsequent to April 1, 2022, the Operating Partnership is responsible for the payment of these selling commissions and expenses. During the years ended December 31, 2023 and 2022, ExchangeRight paid an aggregate of $325,000 and $1,170,000 of selling commissions and expenses of the OP Units sold in the offering, respectively.

Distributions Related to Special Limited Partner Interest

EIFG, an affiliate of ExchangeRight, holds a special limited partnership interest in our Operating Partnership, which entitles EIFG to receive a promote interest in the profits of our Operating Partnership in accordance with the following distribution waterfall set forth in the Operating Partnership’s limited partnership agreement:

•
First, 100% to the holders of OP Units (including OP Units held by the Company, with respect to Common Shares issued by the Company) until they have received distributions, in cash or registered securities listed on a national securities exchange, equal to a seven percent (7.0%) cumulative, non-compounding annual return on all capital contributions made, or deemed to have been made, to our Operating Partnership;
•
Second, 100% to the holders of OP Units, pro rata in accordance with their respective capital accounts, until all of the holders of OP Units have received cumulative distributions, in cash or registered securities listed on a national securities exchange, equal to their respective capital contributions; and
•
Third, (i) 80% to the holders of OP Units, pro rata in accordance with their respective capital accounts, and (ii) 20% to EIFG as the special limited partner.

The 20% promote interest will also become payable in Common Shares or, under certain circumstances, cash, if our Common Shares, or the common equity securities of a successor entity in a business combination, are listed on a national securities exchange or if we engage in a business combination transaction in which our common shareholders receive cash or listed common equity securities of the surviving entity.

During the years ended December 31, 2023 and 2022, EIFG received no distributions pursuant to the foregoing distribution waterfall.

Selling Commissions and Expenses to ERS

ERS also has been engaged by ExchangeRight to oversee ExchangeRight personnel as it relates to potential limited interactions with retail investors in connection with the Company’s current private Class A Common Shares offering and will earn up to $11,509,835 (0.5%) of the gross offering price of shares sold for that share class; provided, however, any such fees that are not paid to ERS will be retained by ExchangeRight on a nonaccountable basis, which up to half of such amount may be reallowed to the other broker-dealers acting as placement agents in the offering, at the discretion of ERS. In addition, ExchangeRight may pay up to 1.25% in additional commission based on the Class A Common Shares gross offering price for shares sold in this offering to ERS, in ExchangeRight’s sole discretion. Any such additional commissions due to ERS will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. For its Class I and Class S Shares, ExchangeRight may pay other broker-dealers, which could include ERS, a fee of up to 1.50% of the gross offering price of shares sold in the offering, in ExchangeRight’s sole discretion. Any such fees and commissions due will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. During the years ended December 31, 2023 and 2022, the Company paid an aggregate of $88,000 and $309,000 of selling commissions and expenses to ERS, respectively.

Selling Commissions to Key Principals

Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, and may also be acting as a prospective investor’s registered representative or registered supervisor (or both), in connection with our private securities offerings. In that case, Messrs. Thomas and Ungerecht may receive selling commissions and expenses as a result of their sales efforts with respect to the Common Shares sold in our private offerings. During the years ended December 31, 2023 and 2022, the Company paid an aggregate of $946,000 and $3,691,000 of selling commissions to ERS and LCG, respectively.

Real Estate Commissions to JRW Realty, Inc.

JRW Realty, Inc., a licensed real estate broker and an affiliate of ExchangeRight, may act as our real estate broker in connection with the identification and purchase of real estate properties other than the ExchangeRight DST Portfolios and any other Identified Trust Properties we acquire from an ExchangeRight affiliate. The amount of the commissions payable to JRW Realty in connection with these transactions will be fixed by the sellers of the properties, and all commissions will be paid by the sellers of properties and not by the Company. JRW Realty does not expect to act in a “dual agency” capacity or represent the seller of any properties sold to us or be involved in setting the total amount of commission payable in connection with the sale of the property or the amount reallowed to JRW Realty, as the buyer’s broker. A portion of any commissions received by JRW Realty may be reallowed to ExchangeRight. During the years ended December 31, 2023 and 2022, JRW Realty, Inc. reallowed an aggregate of $46,000 and $0 real estate commissions to ExchangeRight, respectively.

Disposition Fees to ExchangeRight and its Affiliates

ExchangeRight DST Portfolios hold 463 of the Identified Trust Properties that are anticipated to be acquired from affiliates of ExchangeRight. We may, in the future, acquire other properties from ExchangeRight or its affiliates, including other DST programs sponsored by ExchangeRight. These DST programs include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. These disposition fees are estimated to be a maximum of $45.9 million and will be paid solely by the investors in the ExchangeRight DST Portfolios. For the years ended December 31, 2023 and 2022, disposition fees in the aggregate amount of $1,680,000 and $8,880,000, respectively, were paid to ExchangeRight or its affiliates upon the closing of the merger transactions from the investors in the ExchangeRight DST Portfolios.

Indemnification

Our Declaration of Trust provides that we will indemnify the Trustee, each equity holder, member, manager, director, officer, employee, or agent of the Trustee, and each officer of the Company from and against certain expenses and costs relating to claims, suits, or proceedings arising from their service to us or, at our request, service to other entities, to the maximum extent permitted by Maryland law.

Director Independence

The information concerning independence of the individuals serving in the capacity of directors of the Company is set forth in “Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Director Independence” above.

Conflicts of Interest

Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, the Trustee, the Operating Partnership, ExchangeRight and their respective affiliates and subsidiaries.

ExchangeRight is a vertically integrated real estate investment firm with extensive nationwide activities and, as such, ExchangeRight and its affiliates have multiple advisory, transactional, financial and other interests that may conflict with those of the Company and its shareholders. Below is a summary of various conflicts of interest in our transactions with ExchangeRight, the Trustee, the Operating Partnership and their respective officers, managers, and affiliates. One or more of these parties, and their affiliates, could in the future engage in additional activities that result in additional conflicts of interest not addressed below. Our Declaration of Trust and bylaws contain conflict resolution procedures. While these procedures and policies have been established to address conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed could have an adverse effect on the Company.

There can be no assurance that all conflicts of interest will be resolved in a manner that is favorable to the Company. Our officers and Trustee will attempt to balance our interests with the interests of others to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on dividends or other distributions to you and the value of your investment. In addition, our Trustee, officers and certain of our shareholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our Trustee has a fiduciary obligation to act on behalf of our shareholders. Under Maryland law and our Declaration of Trust, our Trustee must act in good faith, in a manner it reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our Declaration of Trust provides that, to the maximum extent permitted by Maryland law, no Covered Person (including the Trustee) will have any duty, fiduciary or otherwise, or obligation to present or offer any business opportunity to the Company or to refrain from competing with the Company. Thus, the Trustee and any other Covered Person may have business interests and engage in business activities similar, in addition to or in competition with those of or relating to the Company, so long as they act in good faith.

The Trustee, the Asset Manager and the Property Manager are Wholly-Owned by ExchangeRight

ExchangeRight is owned by the Key Principals and affiliated entities of the Key Principals, and it also is the sole member of the Trustee, the Asset Manager and the Property Manager, which can create a conflict of interest among the multiple roles it, its principals and its affiliates fulfill. Accordingly, the Trustee, the Asset Manager and the Property Manager are affiliates owned by the same entity and, thus, any agreements between the parties are not the result of arm’s-length negotiations. In addition, ExchangeRight may act as the manager of other limited liability companies and/or as the general partner of limited partnerships and may form other business entities. ExchangeRight may have additional responsibilities to provide management and services to a number of other entities in addition to the Trustee, the Asset Manager and the Property Manager.

Acquisition of Properties from ExchangeRight and its Affiliates

The Identified Trust Properties are, and we expect that some or all of the additional properties identified for us to acquire by our Trustee will be, owned or managed by ExchangeRight or its affiliates. We will not increase the aggregate Common Share offering amount unless we obtain an independent valuation of the portfolio of properties, and determine that the acquisition, on a portfolio basis, will result in a projected NAV (determined using the same principles used to determine the NAV) that is equivalent to or at a premium to the then-current NAV per share of the Company. We have not, and do not intend to, obtain an independent valuation for each additional property before its acquisition. As a result, we may acquire one or more properties from ExchangeRight or its affiliates at a price that exceeds the fair value of that property.

Other Activities of Our Key Principals and Officers

We rely on our Key Principals, officers and other key employees for the day-to-day operation of our business. ExchangeRight and our Key Principals manage $5.8 billion dollars in assets under management and are actively engaged in acquiring, syndicating, managing, and selling stabilized commercial real estate on a nationwide basis on behalf of their own accounts and for over 7,900 real estate investors across the country. In addition to ExchangeRight, our Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and sales of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, a licensed real estate broker. David Fisher is also the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. As a result of the interests of members of our management team in other ventures and the fact that they also are engaged, and will continue to engage, in other business activities, our officers and other key persons may have conflicts of interest in allocating their time between us and other activities in which they are involved. However, we believe that our officers and other key employees have sufficient time to discharge fully their responsibilities to the Company and all other ventures in which they are involved.

Lack of Separate Legal Representation

ExchangeRight, the Trustee, the Company, the Operating Partnership, and their affiliates may be represented by the same legal counsel. There is a possibility that in the future the interests of the various parties may become adverse, and under the relevant state codes of professional responsibility, our legal counsel may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, our outside legal counsel or any of their affiliates, separate counsel for such matters will be retained as and when appropriate.

Interests in Other Activities

ExchangeRight and its affiliates, including the Trustee, may engage in other business ventures for their own account or for the account of others. These ventures may or may not be related to the business of the Company and may include properties that compete with the properties owned by the Company.

Obligations to Other Entities and Other Opportunities

None of the Trustee, the Asset Manager, the Property Manager or any of their affiliates or members of their management is required to devote its full time and effort to the affairs of the Company. Conflicts of interest may occur with respect to the obligations that the Trustee owes to the Company, as well as similar obligations of its affiliates to other entities. Each member of management of the Trustee, the Asset Manager, the Property Manager or any of their affiliates reserves the right to invest in, pursue, develop, own, manage, operate or otherwise participate in (including, without limitation, as an investor in, lender to or consultant or advisor to, or director, officer or manager of, any other entity) all business opportunities of any nature for its own account, including opportunities that may directly or indirectly compete with the Company. No such member of management will have any obligation to first present such business opportunities to the Company or allow the Company or the shareholders to share or participate in such other investments or activities or to the income or proceeds derived therefrom.

Moreover, the Company and its properties will not have independent management, as the Company will rely on the Trustee, the Asset Manager and the Property Manager, all of which are wholly-owned by the same entity, ExchangeRight. Other investment projects in which ExchangeRight and its affiliates participate may compete with the Company, the Trustee, the Asset Manager and the Property Manager for the time and resources of ExchangeRight and its affiliates. The Trustee, the Asset Manager and the Property Manager and their affiliates will very likely have conflicts of interest in allocating management time, services and functions among the Company and its properties and other existing companies and businesses, as well as any future companies or business entities. The Trustee is not required to manage the Company as its sole and exclusive function and may have other business interests and engage in activities in addition to those relating to the Company. The Trustee, the Asset Manager and the Property Manager and their affiliates presently believe that they currently have the capacity to discharge their responsibilities to the Company and with respect to its properties, notwithstanding their participation in other present and future investment programs and projects, but there can be no assurance of this and prospective investors should consider these actual and potential conflicts of interest carefully prior to making any investment in the shares.

Resolution of Conflicts of Interest

The Trustee, ExchangeRight, the Asset Manager, the Property Manager and their affiliates have not developed, and do not expect to develop, any formal process for resolving conflicts of interest. While the foregoing conflicts could materially and adversely affect the Company’s shareholders, the Trustee, ExchangeRight, the Asset Manager, the Property Manager and their affiliates, in their sole judgment and discretion, will decide if and how to try to mitigate such potential adversity by the exercise of their business judgment in an attempt to fulfill any fiduciary obligations. There can be no assurance that such an attempt will prevent adverse consequences resulting from the numerous potential conflicts of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The managers of ExchangeRight (the “Managers”), which is the sole member and manager of the Trustee, which is the sole Trustee of the Company, engaged Grant Thornton LLP (“Grant Thornton”) as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2023. Neither the Company, the Trustee nor

ExchangeRight has a separately designated standing audit committee in place. Rather, the functions typically performed by an audit committee are performed by the Managers. The Managers regularly review and determine whether any non-audit services provided by Grant Thornton potentially affect its independence with respect to the Company. The Company’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton. Pre-approval is generally provided by the Managers for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Managers may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Managers regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2023, all services performed by Grant Thornton with respect to the Company were pre-approved by the Managers in accordance with this policy.

Prior to Grant Thornton’s engagement, the Managers had engaged Baker Tilly US, LLP (“Baker Tilly”) as the independent registered public accounting firm for the Company. As previously disclosed, on November 1, 2023 the Managers authorized the dismissal of Baker Tilly as the Company’s independent registered public accounting firm, and authorized the engagement of Grant Thornton on November 7, 2023. Grant Thornton’s engagement became effective on November 13, 2023 upon the completion of their client acceptance procedures.

Baker Tilly’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2022 and 2021, and in the subsequent interim period in 2023 preceding Baker Tilly’s dismissal, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Baker Tilly’s satisfaction, would have caused Baker Tilly to make reference in connection with their opinion to the subject matter of the disagreement, and (ii) there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K), except for the material weakness in the Company’s internal controls over financial reporting disclosed in Item 1A of the Company’s Registration Statement on Form 10 that was filed with the Securities and Exchange Commission on April 27, 2023, and amended on June 12, 2023 and July 7, 2023 (the “Form 10”), which related to the accounting for the Company’s asset acquisitions completed during 2021 and prior periods regarding the allocation of the purchase price between building and site improvements. Specifically, management determined the Company did not maintain adequate controls over allocations of the purchase prices in the Company’s asset allocations relative to the fair values of the assets within the buildings and improvements the Company acquired due to an incorrect application of generally accepted accounting principles set forth in Accounting Standards Codification (“ASC”) 805 – Business Combinations. During the review of the Company’s purchase price allocation methodology in connection with the audit of its consolidated financial statements as of and for the year ended December 31, 2022, the Company determined to change its purchase price allocation methodology to allocate the purchase prices in its asset acquisitions to site improvements consistent with the principles set forth in ASC 805. The financial statements presented in the Form 10 reflected the corrected application of the principles set forth in ASC 805. The Managers of ExchangeRight, which perform the functions of the board of directors and audit committee of the Company, discussed the material weakness described above with Baker Tilly. The Company has authorized Baker Tilly to respond fully to the inquiries of Grant Thornton concerning the subject matter of such “reportable event.” During 2022 and 2023, all services performed by Baker Tilly were pre-approved by the Managers in accordance with policy.

The following table sets forth the aggregate fees billed by Grant Thornton with respect to audit and non-audit services for the Company during the year ended December 31, 2023 and the aggregate fees billed by Baker Tilly with respect to audit and non-audit services for the Company during the year ended December 31, 2022 and the subsequent interim period in 2023 before the change in auditors became effective:

	2023 (Grant Thornton)	2023 (Baker Tilly)	2022
Audit Fees (1)	$371,000	$80,000	$390,000
Audit-Related Fees (2)	-	30,000	130,000
Tax Fees (3)	-	-	152,000
All Other Fees (4)	-	200,000	-
Total	$371,000	$310,000	$672,000

(1)
Audit Fees includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and other services provided in connection with regulatory filings that generally only the principal auditor can reasonably provide.

(2)
Audit-Related Fees includes services that are reasonably related to the performance of the audit or review of the financial statements, including audit and attestation services related to financial reporting that are not required by statute or regulation.
(3)
Tax Fees includes fees and expenses for the professional services rendered for the preparation and review of tax returns, tax compliance, tax advice, and tax planning.
(4)
All Other Fees include services related to the Company's Registration Statement on Form 10 that was filed with the Securities and Exchange Commission on April 27, 2023, and amended on June 12, 2023 and July 7, 2023.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). The following documents are filed as part of this report.

1. Financial Statements (see Item 8)

a. Reports of Independent Registered Public Accounting Firms

b. Consolidated Balance Sheets as of December 31, 2023 and 2022

c. Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022

d. Consolidated Statements of Equity for the years ended December 31, 2023 and 2022

e. Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

f. Notes to Consolidated Financial Statements

15(a)(2). The following is a list of the financial statement schedules required by Item 8:

1. Schedule III – Real Estate and Accumulated Depreciation

15(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Trust of ExchangeRight Income Fund (filed as Exhibit 3.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

3.2

Amended and Restated Declaration of Trust of ExchangeRight Income Fund dated April 4, 2022 (filed as Exhibit 3.2 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

3.3	Bylaws of ExchangeRight Income Fund (filed as Exhibit 3.3 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

4.1	Form of Share Repurchase Authorization (filed as Exhibit 4.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

4.2*	Description of ExchangeRight Income Fund’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Amended and Restated Limited Partnership Agreement of ExchangeRight Income Fund Operating Partnership, LP, dated April 4, 2022 (filed as Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(a)

Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC and ExchangeRight Income Fund Operating Partnership, LP (filed as Exhibit 10.2(a) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(b)

Amended and Restated Secured Revolving Note dated April 4, 2022 made by ExchangeRight Real Estate, LLC and payable to ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit A to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(b) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(c)

Amended and Restated Subordination Agreement dated April 4, 2022 between the Members of ExchangeRight Real Estate, LLC named therein and ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit B to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(c) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(d)

Amended and Restated Member Interest Pledge Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC and ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit C to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(d) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.3

Form of Agreement and Plan of Merger by and among an ExchangeRight Net Leased Portfolio DST and ExchangeRight Income Fund Operating Partnership, LP (filed as Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.4

Form of Interest Assignment Agreement between ExchangeRight Real Estate, LLC (as Assignor), ExchangeRight Income Fund Operating Partnership, LP (as Assignee) and an ExchangeRight NLP Master Lessee, LLC (filed as Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.5

Property Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Property Management, LLC (filed as Exhibit 10.5 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.6

Asset Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Asset Management, LLC (filed as Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.7

Indemnity Agreement dated December 31, 2021 by and among ExchangeRight Income Fund, ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Real Estate, LLC, David Fisher, Joshua Ungerecht, and Warren Thomas (filed as Exhibit 10.7 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(a)

Loan Agreement made and entered into as of May 19, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(a) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(b)

First Loan Documents Modification Agreement made as of June 8, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(b) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(c)

Second Loan Documents Modification Agreement made as of August 17, 2021 by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(c) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(d)

Third Loan Documents Modification Agreement made as of December 13, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(d) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(e)

Fourth Loan Documents Modification Agreement made as of December 28, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(e) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(f)

Fifth Loan Documents Modification Agreement made as of February 4, 2022, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(g) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(g)

Sixth Loan Documents Modification Agreement made as of November 15, 2022, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(g) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(h)*	Seventh Loan Documents Modification Agreement made as of April 11, 2023, by and between ExchangeRight Real Estate, LLC and Ameris Bank

10.8(i)*	Eighth Loan Documents Modification Agreement made as of December 22, 2023, by and between ExchangeRight Real Estate, LLC and Ameris Bank

10.9

Tax Protection Agreement dated July 18, 2022, by and among ExchangeRight Income Fund Partnership, LP, and each Property Contributor (filed as Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.10	Dividend Reinvestment and Direct Share Purchase Plan (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2013 and incorporated herein by reference)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGERIGHT INCOME FUND

April 11, 2024	/s/ David Fisher
Date	David Fisher
Executive Managing Principal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2024	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)
Manager of ExchangeRight Real Estate, LLC

April 11, 2024	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer and Principal Accounting Officer)

April 11, 2024	/s/ Joshua Ungerecht
Date	Joshua Ungerecht
Manager of ExchangeRight Real Estate, LLC

April 11, 2024	/s/ Warren Thomas
Date	Warren Thomas
Manager of ExchangeRight Real Estate, LLC

ExchangeRight Income Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Shareholders

ExchangeRight Income Fund

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of ExchangeRight Income Fund (d/b/a ExchangeRight Essential Income REIT) and subsidiaries (collectively the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

New York, New York

April 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Shareholders of

ExchangeRight Income Fund

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ExchangeRight Income Fund and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements, and Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

BAKER TILLY US, LLP

/S/ BAKER TILLY US, LLP

We have served as the Company’s auditor from 2019 to 2023.

Irvine, California

April 21, 2023

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Real estate:
Land	$209,073,000	$195,295,000
Buildings and improvements	893,225,000	828,454,000
	1,102,298,000	1,023,749,000
Less accumulated depreciation	(62,243,000)	(34,663,000)
Real estate, net	1,040,055,000	989,086,000
Intangible lease assets, net	68,616,000	76,387,000
RSLCA notes receivable from affiliates	22,251,000	26,723,000
Restricted cash	12,275,000	14,206,000
Cash and cash equivalents	7,053,000	22,439,000
Receivables	8,990,000	7,187,000
Notes receivable from affiliates	6,017,000	6,007,000
Right-of-use asset	4,652,000	4,609,000
Other assets	1,095,000	1,712,000
Due from affiliates	536,000	54,000
TOTAL ASSETS	$1,171,540,000	$1,148,410,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$589,962,000	$497,067,000
Revolving credit facilities	-	73,311,000
Intangible lease liabilities, net	24,595,000	25,337,000
Accounts payable, accrued expenses and other liabilities	10,083,000	9,214,000
Right-of-use liability	4,977,000	4,772,000
Pending trade deposits	1,386,000	6,446,000
Distributions payable	3,452,000	3,189,000
Due to affiliates	43,000	-
Total liabilities	634,498,000	619,336,000

Commitments and contingencies	-	-

Equity:
Class A common shares, $0.01 par value per share, 79,873,720 and 77,425,099 shares authorized, 10,017,613 and 9,268,108 shares issued and outstanding as of December 31, 2023 and 2022, respectively	100,000	93,000
Class I common shares, $0.01 par value per share, 79,873,720 and 77,425,099 shares authorized, 5,768,982 and 5,193,941 shares issued and outstanding as of as of December 31, 2023 and 2022, respectively	58,000	52,000
Class S common shares, $0.01 par value per share, 79,873,720 and 77,425,099 shares authorized, 0 and 0 shares issued and outstanding as of as of December 31, 2023 and 2022, respectively	-	-
Additional paid-in capital	408,358,000	371,459,000
Cumulative distributions in excess of net income	(58,448,000)	(30,761,000)
Accumulated other comprehensive (loss)	(360,000)	-
Total shareholders’ equity	349,708,000	340,843,000
Noncontrolling interests attributable to operating partnership	187,334,000	188,231,000
Total equity	537,042,000	529,074,000
TOTAL LIABILITIES AND EQUITY	$1,171,540,000	$1,148,410,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years ended December 31,
	2023	2022
Revenues
Rental revenue	$78,206,000	$57,376,000
Interest income on notes receivable from affiliates	4,431,000	9,006,000
Other	62,000	85,000
Total revenues	82,699,000	66,467,000

Operating Expenses
Property operating expenses	10,255,000	7,369,000
Management fees to affiliates	2,082,000	2,082,000
General and administrative expenses	1,818,000	997,000
Depreciation and amortization	41,134,000	30,483,000
Total operating expenses	55,289,000	40,931,000

Income from Operations	27,410,000	25,536,000

Other Income (Expense)
Interest expense	(29,154,000)	(20,614,000)
Interest income	66,000	-
Total other income (expense)	(29,088,000)	(20,614,000)

Net (loss) income	(1,678,000)	4,922,000

Net loss (income) attributable to noncontrolling interests	562,000	(1,361,000)

Net (loss) income attributable to common shareholders	$(1,116,000)	$3,561,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.07)	$0.28

Weighted average number of common shares outstanding, basic and diluted	15,288,881	12,908,540

Other comprehensive income (loss):
Net (loss) income	$(1,678,000)	$4,922,000
Other comprehensive (loss) - unrealized (loss) on change in fair value of cash flow hedges	(544,000)	-
Comprehensive (loss) income	(2,222,000)	4,922,000
Comprehensive loss (income) attributable to noncontrolling interests	746,000	(1,361,000)
Comprehensive (loss) income attributable to common shareholders	$(1,476,000)	$3,561,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Equity

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders’	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2021	6,550,707	$66,000	3,813,690	$38,000	-	$-	$260,732,000	$(11,909,000)	$-	$248,927,000	$66,964,000	$315,891,000
Net income	-	-	-	-	-	-	-	3,561,000	-	3,561,000	1,361,000	4,922,000
Issuance of common shares	2,779,632	28,000	1,402,635	14,000	-	-	118,914,000	-	-	118,956,000	-	118,956,000
Repurchase of common shares	(62,231)	(1,000)	(74,039)	(1,000)	-	-	(3,687,000)	-	-	(3,689,000)	-	(3,689,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	141,749,000	141,749,000
Redemption of OP Units	-	-	-	-	-	-	-	-	-	-	(8,190,000)	(8,190,000)
Conversion of OP Units to common shares	-	-	51,655	1,000	-	-	1,425,000	-	-	1,426,000	(1,426,000)	-
Offering costs	-	-	-	-	-	-	(5,925,000)	-	-	(5,925,000)	(3,679,000)	(9,604,000)
Distributions	-	-	-	-	-	-	-	(22,413,000)	-	(22,413,000)	(8,548,000)	(30,961,000)
Balance, December 31, 2022	9,268,108	93,000	5,193,941	52,000	-	-	371,459,000	(30,761,000)	-	340,843,000	188,231,000	529,074,000
Net (loss)	-	-	-	-	-	-	-	(1,116,000)	-	(1,116,000)	(562,000)	(1,678,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(360,000)	(360,000)	(184,000)	(544,000)
Issuance of common shares	871,154	8,000	742,538	7,000	-	-	46,330,000	-	-	46,345,000	-	46,345,000
Issuance of common shares under DRIP	10,653	-	10,922	-	-	-	578,000	-	-	578,000	-	578,000
Repurchase of common shares	(132,302)	(1,000)	(344,266)	(3,000)	-	-	(12,398,000)	-	-	(12,402,000)	-	(12,402,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	18,238,000	18,238,000
Conversion of OP Units to common shares	-	-	165,847	2,000	-	-	4,369,000	-	-	4,371,000	(4,371,000)	-
Offering costs	-	-	-	-	-	-	(1,980,000)	-	-	(1,980,000)	(634,000)	(2,614,000)
Distributions	-	-	-	-	-	-	-	(26,571,000)	-	(26,571,000)	(13,384,000)	(39,955,000)
Balance, December 31, 2023	10,017,613	$100,000	5,768,982	$58,000	-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,678,000)	$4,922,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,134,000	30,483,000
Amortization of deferred rent receivables/liabilities, net	(1,013,000)	(764,000)
Amortization of above/below-market lease intangibles, net	(2,415,000)	(2,090,000)
Amortization of assumed below/above-market debt, net	3,201,000	1,030,000
Amortization of lease incentives	229,000	206,000
Amortization of deferred financing costs	427,000	501,000
Amortization of deferred ground rent	161,000	163,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(791,000)	(1,863,000)
Other assets	156,000	(522,000)
Due from affiliates	(482,000)	100,000
Accounts payable, accrued expenses and other liabilities	337,000	3,986,000
Due to affiliates	43,000	(49,000)
Net cash provided by operating activities	39,309,000	36,103,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(24,643,000)	(111,392,000)
Improvements of real estate	(930,000)	(555,000)
Advances on notes receivable from affiliated parties	(10,000)	(6,007,000)
Advances on RSLCA notes receivable from affiliated party	(116,663,000)	(155,566,000)
Repayments on RSLCA notes receivable from affiliated party	121,135,000	201,833,000
Net cash used in investing activities	(21,111,000)	(71,687,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class I common shares	39,898,000	109,468,000
Offering costs from issuance of Class A and Class I common shares	(1,980,000)	(5,925,000)
Repurchases of Class A and Class I common shares	(12,402,000)	(3,689,000)
Proceeds from issuance of noncontrolling interests	374,000	-
Offering costs from issuance of noncontrolling interests	(634,000)	(3,761,000)
Redemption of noncontrolling interests	-	(8,108,000)
Proceeds from pending trade deposits	1,386,000	6,446,000
Proceeds from mortgage loans payable	65,430,000	-
Repayments of mortgage loans payable	(14,380,000)	(475,000)
Proceeds from revolving credit facilities borrowings	-	22,500,000
Repayments of revolving credit facilities	(73,311,000)	(36,249,000)
Payments of financing costs	(781,000)	(357,000)
Class A and Class I common shares distributions	(25,913,000)	(21,816,000)
Noncontrolling interests distributions	(13,202,000)	(7,864,000)
Net cash (used in) provided by financing activities	(35,515,000)	50,170,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,317,000)	14,586,000
Cash, cash equivalents and restricted cash at beginning of year	36,645,000	22,059,000
Cash, cash equivalents and restricted cash at end of year	$19,328,000	$36,645,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$7,053,000	$22,439,000
Restricted cash	12,275,000	14,206,000
Cash, cash equivalents and restricted cash at end of year	$19,328,000	$36,645,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,489,000	$18,049,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,452,000	$3,189,000
Distributions reinvested into Class A and Class I common shares	$578,000	$-
Conversion of OP Units to Class I common shares	$4,371,000	$1,426,000
Assumption of loans payable in conjunction with the acquisition of real estate	$43,522,000	$286,519,000
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$17,855,000	$141,749,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the "Operating Partnership") owned 352 properties in 34 states (collectively, the “Trust Properties”) as of December 31, 2023. The Trust Properties are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

Unless the context requires otherwise, references to (i) the “Company” or the “General Partner” refer to ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, together with its subsidiaries, including ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner, together with its subsidiaries, (ii) “Operating Partnership” or the “Partnership” refers to ExchangeRight Income Fund Operating Partnership, LP, together with its subsidiaries, (iii) “Trustee” refers to a related party, ExchangeRight Income Fund Trustee, LLC, a Delaware limited liability company, which is the sole trustee of the Company, (iv) “ExchangeRight” or “Sponsor” refers to ExchangeRight Real Estate, LLC, a California limited liability company, which is the Company’s sponsor and the sole member and manager of the Trustee, together with its subsidiaries, (v) “ExchangeRight Income Fund GP, LLC” refers to a wholly-owned subsidiary of ExchangeRight which owns 600,000 of the Company’s Class I common shares and holds a special limited partnership interest in the Operating Partnership, which entitles ExchangeRight Income Fund GP, LLC to receive a promote interest in the profits of the Operating Partnership in accordance with the distribution waterfall set forth in the Operating Partnership’s limited partnership agreement, (vi) “Advisor” or “Advisors” refers to any person or persons, if any, appointed, employed or contracted with by the General Partner and responsible for directing or performing the day-to-day business affairs of the General Partner, including any person to whom the Advisor hereafter subcontracts substantially all of such functions, and (vii) “Advisory Agreement” refers to the agreement among the Partnership, the General Partner and any Advisor, pursuant to which any such Advisor will direct or perform the day-to-day business affairs of the General Partner and the Partnership.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the years ended December 31, 2023 and 2022, respectively.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable life
Buildings	39 years
Building and site improvements	Ranging from 5 to 28 years
Tenant improvements	Shorter of the term of the related lease or useful life
Intangible lease assets and liabilities	Term of the related lease

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Real Estate Held for Sale

The Company follows the guidance for reporting discontinued operations, whereby a disposal of an individual property or group of properties is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The results of operations for those properties not meeting such criteria are reported in “continuing operations” in the consolidated statements of operations and comprehensive income.

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated, or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company would perform recoverability analyses based on the estimated

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

undiscounted cash flows that would be expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property would reflect that the carrying value of each real estate investment would be recovered. The Company had no real estate held for sale as of December 31, 2023 and 2022, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $ 12.3 million and $14.2 million as of December 31, 2023 and 2022, respectively, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

Fair Value Measurements

The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

•
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value.

Derivative Financial Instruments

The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net (loss) income for each period until the derivative financial instrument matures or is settled. Any derivative financial instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not currently anticipate that the counterparty to the Company’s interest rate swap agreement will fail to meet its obligation. The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 and as of December 31, 2023, there was no event of default related to the Company's interest rate swap agreement.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases (excluding the sales-type leases disclosed in Note 3. Investment in Real Estate below). The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

basis over the term of the related leases when collectability is reasonably assured. Deferred rent receivable was $2.4 million and $1.4 million as of December 31, 2023 and, 2022, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. These amounts were de minimis for the years ended December 31, 2023 and 2022 and are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company continually assesses the collectability of receivables related to our tenants and real estate operations. In evaluating collectability, the Company considers the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which would be included in revenue on the consolidated statements of operations. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts totaled $0.0 million and $0.0 million, respectively, which had no effect on assets on the Company’s consolidated balance sheets.

A limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. The Company recorded no contingent rent during 2023 or 2022. Revenues also may include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured. $0.5 million and $0.4 million have been recorded as lease terminations during 2023 or 2022, respectively, and are included in rental revenues on the accompanying consolidated statements of operations and comprehensive income.

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

Pending Trade Deposits

Pending trade deposits were $1.4 million and $6.4 million as of December 31, 2023 and 2022, respectively, and represents funds received by the Company from investors for future purchases of Class A and Class I common shares. Shares are issued by the Company upon the investment being accepted by the Company.

Right-of-Use Assets and Liabilities

The Company is the lessee under a ground lease. In accordance with the lease accounting standard, the Company recorded a right-of-use asset and related liability for this ground lease of the date of acquisition in December 2021. As of December 31, 2023, the remaining lease term, including options which were deemed probable to be exercised, was approximately

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

67 years and the discount rate used to calculate the Company’s lease liability was 7.1%. Rent expense under the ground lease was $0.4 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

The following table represent a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease agreement applicable to right-of-use liabilities as of December 31, 2023:

2024	$285,000
2025	285,000
2026	285,000
2027	285,000
2028	285,000
Thereafter	28,745,000
Total undiscounted future minimum lease payments	30,170,000
Future minimum lease payments, discount	(25,193,000)
Right-of-use liability	$4,977,000

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage loans payable was $1.1 million and $0.5 million, which was net of accumulated amortization of $0.4 million and $0.2 million as of December 31, 2023 and 2022 respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. The carrying value of the deferred financing costs related to revolving credit facilities was $0.0 million and $0.2 million, which was net of accumulated amortization of $0.8 million and $0.6 million as of December 31, 2023 and 2022 respectively, and was recorded within other assets on the consolidated balance sheets. Amortization of deferred financing costs was $0.4 million and $0.5 million for 2023 and 2022, respectively, and is included in interest expense on the accompanying consolidated statements of operations and comprehensive income.

Noncontrolling Interests

The Company presents noncontrolling interests, which represents OP Units, and classifies such interests as a component of equity, separate from the Company’s shareholders’ equity. Noncontrolling interests were created as part of contribution and merger agreements with former 1031-exchangeable portfolios that were previously managed by the Sponsor on behalf of investors and recognized at fair value as of the date of the merger transaction. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s Class I common shares.

Segment Information

The Company’s primary business is the ownership and operation of net-lease properties occupied primarily by investment-grade tenants. The Company reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of rental income and other property income, less operating expenses. No individual property constitutes more than 10% of the Company’s revenues or property operating income, and the Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

Income Taxes

The Company has elected and is qualified to be taxed as a REIT, as it complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its shareholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Application of tax laws and regulations to various types of transactions is susceptible to varying interpretations. Therefore, amounts reported in the financial statements could be changed at a later date upon final determination by the taxing authorities. No such examinations by taxing authorities are presently in process.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the consolidated statement of cash flow in order to conform to the current presentation, which includes the bifurcation of proceeds and issuance cost from the issuance of Class A and Class I common shares into separate individual line items.

Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (the “FASB”) issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842 - Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company provided no lease concessions to tenants during 2023 and 2022, respectively.

In August 2023, the FASB issued ASU 2023-05 “Business Combinations-Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, ASU 2023-05 will require that a joint venture apply a new basis of accounting upon formation at fair value. ASU 2023-05 does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. This standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU 2023-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 352 properties in 34 states as of December 31, 2023. As of December 31, 2023, the Company’s portfolio was 99.1% leased and is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for years ended December 31, 2023 and 2022 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

	Years ended December 31,
	2023	2022
Cost
Balance - beginning of year	$1,023,749,000	$532,511,000
Property acquisitions (a)	77,619,000	490,683,000
Improvements	930,000	555,000
Balance - end of year	$1,102,298,000	$1,023,749,000

Accumulated depreciation
Balance - beginning of year	$(34,663,000)	$(14,681,000)
Depreciation expense	(27,580,000)	(19,982,000)
Balance - end of year	$(62,243,000)	$(34,663,000)

Net book value - end of year	$1,040,055,000	$989,086,000

(a) Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

On March 31, 2023, the Company acquired a property for cash from an unaffiliated entity not managed by the Sponsor for a total purchase price, including acquisitions costs, of $2.3 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $22,000 to ExchangeRight (see Note 10. Related and Affiliated Party Transactions for further details regarding acquisition fees).

On August 31, 2023, the Company, through the Operating Partnership, acquired 15 properties for a total purchase price of $83.8 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) prior to the merger and was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Company assumed a $43.5 million interest-only mortgage loan at a fixed-rate of 4.32% which matures on July 1, 2028.

The Company acquired 186 properties for a total purchase price, including acquisition costs, of $539.7 million during 2022. These 186 properties were acquired via merger agreements with ten former 1031-exchangable portfolios that were previously managed by the Sponsor on behalf of investors. The Company assumed the following mortgages in connection with these acquisitions during 2022:

				Contractual
Date		Maturity	Balance	interest
of assumption	Amortization	date	at assumption	rate
2/9/2022	Interest only	10/1/2024	$16,902,000	4.25%
3/2/2022	Interest only	6/6/2027	32,722,000	3.98%
4/1/2022	Interest only	6/1/2024	18,008,000	4.71%
6/24/2022	Interest only	9/1/2027	36,860,000	3.99%
7/26/2022	Interest only	12/1/2027	33,441,000	4.09%
8/24/2022	Interest only	1/11/2028	35,840,000	4.05%
8/31/2022	Interest only	12/1/2025	25,012,000	4.59%
9/7/2022	Interest only	5/1/2025	25,519,000	4.15%
9/14/2022	Interest only	4/8/2028	37,795,000	4.27%
10/27/2022	Interest only	9/6/2025	24,420,000	4.38%
			$286,519,000

An allocation of the purchase price, including acquisition costs, for these acquisitions are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

	Years ended December 31,
	2023	2022
Land	$13,778,000	$103,883,000
Building and site improvements	62,924,000	376,886,000
Tenant improvements	917,000	9,914,000
Lease in-place intangible assets	6,276,000	43,060,000
Lease above-market intangible assets	14,000	1,600,000
Below-market debt	4,302,000	13,540,000
	88,211,000	548,883,000
Liabilities assumed:
Lease below-market intangible liabilities	(2,192,000)	(9,222,000)
Purchase price (including acquisition costs)	$86,019,000	$539,661,000

Sales-Type Leases

The Company, as lessor, has entered into long-term leases with affiliated parties that transfer the rights, title and interest of certain in-line, non-anchor tenants at certain multi-tenant properties the Company has acquired. These leases range from 50 years to 99 years, and all include 10 five-year renewal options. These in-line tenants do not fit within the Company’s investment criteria of being investment-grade necessity-based retail tenants. Simultaneously upon the acquisition of these properties, the Company transferred the rights, title and interest of the in-line tenants for consideration in the form of lump sum payments which equaled the fair value associated with the in-line tenants at their respective properties. The Company has classified these lease transactions as sales-type leases. Additionally, as the lump sum payment totaled the fair value of the in-line tenants at each respective property, and the remaining annual lease payments at each respective property is de minimis, these transactions had no effect on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2023 and 2022, respectively.

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the years ended December 31, 2023 and 2022. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the consolidated statements of operations and comprehensive (loss) income. Rental revenue is comprised of the following:

	Years ended December 31,
	2023	2022
Base rents	$65,598,000	$47,697,000
Tenant reimbursables	8,667,000	6,458,000
Straight-line rent adjustments	1,013,000	764,000
Above/below market lease amortization, net	2,415,000	2,090,000
Lease termination income	513,000	367,000
	$78,206,000	$57,376,000

Annual future contractual base rents pursuant to non-cancellable terms due to be received under operating leases in effect at December 31, 2023 are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

2024	$68,130,000
2025	67,158,000
2026	63,883,000
2027	57,540,000
2028	48,064,000
Thereafter	161,422,000
Total	$466,197,000

Concentration of Credit Risk

As of December 31, 2023, the Company’s portfolio is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during years ended December 31, 2023 and 2022:

	Years ended December 31,
Tenant	2023	2022
Dollar General	18.0%	16.8%
Walgreens	15.5%	14.8%

Note 4. Notes Receivable

RSLCA Notes Receivable From Affiliated Party

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $22.3 million and $26.7 million as of December 31, 2023 and 2022, respectively.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million and $3.6 million as of December 31, 2023 and 2022, respectively, and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million and $2.4 million as of December 31, 2023 and 2022, respectively, and is included in notes receivable from affiliates in the consolidated balance sheets.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$97,737,000	$(31,463,000)	$66,274,000	7.3
Above-market leases	3,489,000	(1,147,000)	2,342,000	6.2
Total intangible lease assets, net	$101,226,000	$(32,610,000)	$68,616,000

Below-market leases	$32,184,000	$(7,589,000)	$24,595,000	11.0

	December 31, 2022
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$91,461,000	$(17,920,000)	$73,541,000	7.8
Above-market leases	3,474,000	(628,000)	2,846,000	6.9
Total intangible lease assets, net	$94,935,000	$(18,548,000)	$76,387,000

Below-market leases	$29,991,000	$(4,654,000)	$25,337,000	11.6

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities were as follows:

	Years ended December 31,
	2023	2022
Net adjustment to rental revenue	$2,415,000	$2,090,000

Amortization of in-place leases	$13,555,000	$10,501,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
2024	$12,156,000	$(457,000)	$2,939,000	$14,638,000
2025	11,400,000	(436,000)	2,916,000	13,880,000
2026	10,271,000	(398,000)	2,854,000	12,727,000
2027	8,452,000	(300,000)	2,417,000	10,569,000
2028	6,305,000	(254,000)	2,182,000	8,233,000
Thereafter	17,690,000	(497,000)	11,287,000	28,480,000
Total	$66,274,000	$(2,342,000)	$24,595,000	$88,527,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2023, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $556.0 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $590.0 million. The Company had no borrowings on its revolving credit facilities as of December 31, 2023. As of December 31, 2022, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $470.1 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $497.1 million. As of December 31, 2022, the aggregate fair values of the Company’s revolving credit facilities approximated its carrying value.

Under GAAP, transactions involving related and affiliated parties cannot be presumed to be carried out on an arm’s length-basis, as the requisite conditions of competitive, free-market dealings may not exist. Therefore, in the opinion of management, the fair value of the RSLCA notes receivable from affiliated party and notes receivable from affiliates cannot be readily estimated, as the transactions are with related and affiliated parties. Other information about related and affiliated party transactions are provided, where applicable, elsewhere in these notes to the consolidated financial statements.

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an decrease to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”), resulting in an all-in fixed rate of 5.80% relating to the $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the year ended December 31, 2023. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2023 (see Note 7. Debt, for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at December 31, 2023:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(544,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of December 31, 2023. Fixed-rate mortgage loans payable are composed of the following as of December 31, 2023 and 2022:

			December 31, 2023			December 31, 2022
		Maturity	Balance	Contractual		Balance	Contractual
Description	Amortization	date	outstanding	interest rate		outstanding	interest rate
Fixed-rate mortgage	30 Year Amort	3/1/2024	$10,831,000	4.91%		$11,019,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%		18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%		16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%		21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%		25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%		24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%		25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%		24,850,000	4.66%
Fixed-rate mortgage (b)	Interest-only	9/1/2026	24,485,000	3.82%		24,485,000	3.82%
Fixed-rate mortgage (c)	Interest-only	12/1/2026	28,110,000	4.06%		28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%		31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%		32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%		36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%		33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%		35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%		-	n/a
Fixed-rate mortgage (d)	Interest-only	2/1/2028	26,900,000	5.80%		-	n/a
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%		37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%		-	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%		30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%		37,564,000	3.45%
Fixed-rate mortgage	30 Year Amort	2/1/2023	-	n/a		6,369,000	4.93%
Fixed-rate mortgage	30 Year Amort	10/1/2023	-	n/a		7,823,000	5.54%
			604,292,000	4.32%	(e)	509,720,000	4.13%	(e)
Unamortized issuance costs, net			(1,096,000)			(521,000)
Unamortized below market debt discount, net			(13,234,000)			(12,132,000)
			$589,962,000			$497,067,000

(a)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on March 30, 2023.
(b)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on August 28, 2023.
(c)
This fixed-rate mortgage became a recourse loan pursuant to its pre-defined loan terms on November 29, 2023.
(d)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(e)
The weighted average effective interest rate on mortgage loans payable was 5.01% and 4.74% as of December 31, 2023 and 2022, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

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

Revolving Lines of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. During the year ended December 31, 2023, ExchangeRight borrowed $7.3 million under this secured revolving line of credit resulting in $72.7 million available for borrowing by the Company and ExchangeRight as of December 31, 2023. The Company had $73.3 million outstanding under this revolving line of credit as of December 31, 2022. The Company made repayments totaling $73.3 million under borrowing notes within this secured revolving line of credit, which reduced the outstanding balance under this secured revolving credit facility to zero. Repayment terms for each borrowing note within the secured line of credit were as follows:

Loan to cost %	Repayment terms
80%	Three months interest only followed by a 25-year amortization
75%	Six months interest only followed by a 30-year amortization
70% or less	12 months interest only followed by a 30-year amortization

The interest only period bore interest at a rate equal to the prime less 50 basis points. The amortization principal period required payments at the current interest rate.

Additionally, in January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended in December 2023, has a maturity date of January 15, 2025, and now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding (8.50% as of December 31, 2023). The unsecured revolving line of credit requires monthly interest only payments, while outstanding. The Company had no outstanding balance under this unsecured revolving line of credit as of December 31, 2023 and 2022, respectively, and was in compliance with the debt covenants related to this unsecured revolving line of credit as of December 31, 2023.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities and the scheduled amortization of unamortized issuance costs and unamortized premium, net, are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

	Mortgage loans payable			Unamortized	Unamortized
	Scheduled	Balloon		issuance	below market debt
Year	principal	payments	Total	costs, net	discount, net	Total
2024	$31,000	$45,710,000	$45,741,000	$(226,000)	$(3,861,000)	$41,654,000
2025	-	96,501,000	96,501,000	(226,000)	(3,412,000)	92,863,000
2026	-	77,445,000	77,445,000	(226,000)	(2,908,000)	74,311,000
2027	-	134,223,000	134,223,000	(226,000)	(2,546,000)	131,451,000
2028	-	182,587,000	182,587,000	(89,000)	(507,000)	181,991,000
Thereafter	-	67,795,000	67,795,000	(103,000)	-	67,692,000
	$31,000	$604,261,000	$604,292,000	$(1,096,000)	$(13,234,000)	$589,962,000

Note 8. Commitments and Contingencies

Litigation and Regulatory Matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs. Management is unaware of any environmental matters that would have a material impact on the Company’s consolidated financial statements.

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class A Common Shares, Class I Common Shares and Class S Common Shares, which are collectively referred to herein as “common shares.” The Class A, Class I and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares pursuant to our effective registration statement on any securities exchange registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof. The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2023 and December 31, 2022, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A and Class S Common Shares offering price in effect for the years ended December 31, 2023 and 2022:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2022 through January 3, 2022	$26.09	$27.74	n/a
January 4, 2022 through April 3, 2022	$26.64	$28.33	n/a
April 4, 2022 through August 2, 2022	$27.82	$29.58	$28.83
August 3, 2022 through March 31, 2023	$28.18	$29.96	$29.20
April 1, 2023 through April 12, 2023	$27.71	$29.46	$28.72
April 13, 2023 through July 18, 2023	$27.74	$29.49	$28.75
July 19, 2023 through October 18, 2023	$27.35	$29.08	$28.34
October 19, 2023 through December 31, 2023	$27.06	$28.77	$28.04

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. During the year ended December 31, 2023, the Company repurchased 344,266 Class I Common Shares and 132,302 Class A Common Shares totaling $12.4 million under the share repurchase program. During the year ended December 31, 2022, the Company repurchased 74,039 Class I Common Shares and 62,231 Class A Common Shares totaling $3.7 million under the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company.

Dividend Reinvestment and Direct Share Purchase Plan

On October 19, 2023, the Trustee approved the Dividend Reinvestment and Direct Share Purchase Plan of the Company (the “DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares. During the year ended December 31, 2023, the Company issued 6,746 Class I Common Shares and 10,653 Class A Common Shares totaling $0.5 million as a result of dividends being reinvested under the DRIP. Furthermore, during the year ended December 31, 2023, the Company issued 4,176 Class I Common Shares totaling $0.1 million as a result of holders of Class I common units of limited partnership interest in the Operating Partnership electing to reinvest their cash distributions from the Operating Partnership into Class I Common Shares.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through December 31, 2023. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

The following table provides a summary of the monthly distributions declared per share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023		2022
	Class A	Class I	Class A	Class I
January	$0.1449	$0.1449	$0.1445	$0.1445
February	$0.1449	$0.1449	$0.1445	$0.1445
March	$0.1449	$0.1449	$0.1445	$0.1445
April	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449
July	$0.1449	$0.1449	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$1.7376	$1.7376

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.5 million and $3.2 million were declared but not yet paid as of December 31, 2023 and 2022, and have been included in distributions payable in the accompanying consolidated balance sheet. The unpaid distributions as of December 31, 2023 and 2022 were paid in cash or reinvested in the Company's common shares in January 2024 and 2023, respectively.

Noncontrolling Interests

The Operating Partnership had 8,038,944 and 7,554,622 OP Units outstanding as of December 31, 2023 and 2022, respectively. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. During the years ended December 31, 2023 and 2022, 165,847 and 51,655 OP Units, respectively, were exchanged for the same number of Class I Common Shares.

On August 31, 2023, the Company, through the Operating Partnership, acquired 15 properties for a total purchase price of $83.8 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and was previously managed by the Sponsor on behalf of investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 649,847 OP Units totaling $18.2 million.

During the year ended December 31, 2022, the Company, through the Operating Partnership, acquired 186 properties via merger agreements with ten former DSTs for a total purchase price of $539.7 million that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and that were previously managed by the Sponsor on behalf of investors. In connection with these acquisitions, the Operating Partnership (excluding ExchangeRight’s related party activity) issued 5,044,863 OP Units totaling $141.7 million.

See Note 10. Related and Affiliated Party Transactions for more details regarding ExchangeRight’s ownership activity in the Operating Partnership.

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

The Company acquired a property from an unaffiliated entity not managed by the Sponsor on March 31, 2023. As outlined in the asset management agreement, the Company paid a 1% acquisition fee on this property acquisition totaling $22,000 to ExchangeRight during the quarter ended March 31, 2023. This acquisition fee was included as part of the purchase price consideration for this related acquisition.

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

Offering costs of $0.6 million and $2.6 million were included in total equity for the years ended December 31, 2023 and 2022, respectively, for which the Company was obligated to pay the Sponsor. As of December 31, 2023, the Company is obligated to pay the Sponsor for organization and offering costs in the amount of $20,000, which are included in due to affiliates in the accompanying consolidated balance sheet.

In addition, Class A Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $1.5 million and $4.8 million and were included in total equity for the years ended December 31, 2023 and 2022, respectively. Furthermore, OP Units incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.5 million and $2.3 million which were included in total equity for the years ended December 31, 2023 and 2022, respectively.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2023 and 2022, respectively, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owned 77,308 OP Units as of December 31, 2023 and 2022, respectively. ExchangeRight's ownership activity in the Operating Partnership is as follows:

	Years ended December 31,
	2023		2022
	OP Units	Dollars	OP Units	Dollars
Beginning Balance	77,308	$2,010,000	392,308	$10,200,000
Purchases	-	-	-	-
Redemptions	-	-	(315,000)	(8,190,000)
Ending Balance	77,308	$2,010,000	77,308	$2,010,000

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

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

There was no performance participation earned or paid during the years ended December 31, 2023 and 2022, respectively.

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

An annual property management fee is payable by the Operating Partnership to the Property Manager pursuant to a property management agreement between the Operating Partnership and the Property Manager. The property management fee is equal to 1.10% of the gross revenues received by the Company from the Trust Properties and any other assets acquired by the Company, but excluding reimbursements relating to real estate taxes, insurance and common area maintenance charges and the fees earned by the Company from the RSLCA and notes receivable from affiliates. The current term of the property management agreement expires on February 28, 2025, and will automatically renew at the expiration of the term and any subsequent three-year term for an additional three-year term.

Asset management and property management fees for the years ended December 31, 2023 and 2022 were as follows:

	Years ended December 31
	2023		2022
Asset management fees	$1,359,000	(a)	$1,556,000
Property management fees	$723,000		$526,000

(a) Asset management fees are net of $0.4 million in fees waived by the asset manager.

Asset management fees and property management fees were paid in full as of December 31, 2023 and 2022, respectively.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the years ended December 31, 2023 and 2022, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2023 and 2022, respectively:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

	Years ended December 31,
	2023	2022
Numerator
Net (loss) income	$(1,678,000)	$4,922,000
Net loss (income) attributable to noncontrolling interests	562,000	(1,361,000)
Net (loss) income attributable to common shareholders, basic and diluted	$(1,116,000)	$3,561,000

Denominator
Weighted average number of common shares outstanding, basic and diluted	15,288,881	12,908,540

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.07)	$0.28

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or additional disclosure in, the Company’s consolidated financial statements, other than those disclosed throughout this report and below.

Common Share Activity

The Company issued 295,822 Class A Common Shares and 182,959 Class I Common Shares (excluding the 69,941 OP Units that were exchanged for same number of Class I Common Shares discussed below) totaling $13.4 million in proceeds from January 1, 2024 through the date of issuance of this report.

The Company repurchased 104,203 Class A Common Shares totaling $2.7 million and 348,240 Class I Common Shares totaling $9.3 million from January 1, 2024 through the date of issuance of this report. Additionally, 69,941 OP Units were exchanged for the same number of Class I Common Shares from January 1, 2024 through the date of issuance of this report.

On January 31, 2024, the Company declared distributions in the amount of $0.1449 per share for each class of its outstanding Common Shares and OP Units. The distributions for each class of Common Shares and OP Units were payable to shareholders of record immediately following the close of business on January 31, 2024 and were settled in cash or the issuance of Class A Common Shares and Class I Common Shares on February 15, 2024.

Additionally, on February 29, 2024, the Company declared distributions in the amount of $0.1449 per share for each class of its outstanding Common Shares and OP Units. The distributions for each class of Common Shares and OP Units were payable to shareholders of record immediately following the close of business on February 29, 2024 and were settled in cash or the issuance of Class A Common Shares and Class I Common Shares on March 15, 2024.

Furthermore, on March 31, 2024, the Company declared distributions in the amount of $0.1449 per share for each class of its outstanding Common Shares and OP Units. The distributions for each class of Common Shares and OP Units are payable to shareholders of record immediately following the close of business on March 31, 2024 and will be settled in cash or the issuance of Class A Common Shares and Class I Common Shares on or around April 15, 2024.

The Company adjusted the offering price of its common shares effective January 24, 2024 as follows:

	Offering price
Effective date	Class I	Class A	Class S
January 24, 2024	$26.99	$28.70	$27.97

Debt Activity

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2023

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024.

On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which remains outstanding as of the date of issuance of this report.

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Pleasant Grove, AL	2019	(1)	$119,000	$1,212,000	$-	$119,000	$1,212,000	$1,331,000	$175,000
Geismar, LA	2019	(1)	1,224,000	4,112,000	-	1,224,000	4,112,000	5,336,000	517,000
Waterloo, IA	2019	(1)	413,000	975,000	-	413,000	975,000	1,388,000	149,000
San Antonio, TX	2019	(1)	496,000	898,000	-	496,000	898,000	1,394,000	128,000
Pleasant Prairie, WI	2019	(1)	1,319,000	3,735,000	-	1,319,000	3,735,000	5,054,000	489,000
Grafton, WI	2019	(1)	1,196,000	4,448,000	-	1,196,000	4,448,000	5,644,000	569,000
Beaumont, TX	2019	(2)	226,000	856,000	91,000	226,000	947,000	1,173,000	175,000
Beaumont, TX	2019	(1)	456,000	1,002,000	-	456,000	1,002,000	1,458,000	152,000
Chicago, IL	2019	(2)	558,000	1,165,000	14,000	558,000	1,179,000	1,737,000	170,000
Columbus, OH	2019	(2)	518,000	1,040,000	-	518,000	1,040,000	1,558,000	145,000
Commerce City, CO	2019	(2)	671,000	773,000	20,000	671,000	793,000	1,464,000	123,000
Dolton, IL	2019	(1)	963,000	2,795,000	-	963,000	2,795,000	3,758,000	396,000
Houston, TX	2019	(2)	282,000	1,430,000	-	282,000	1,430,000	1,712,000	193,000
Memphis, TN	2019	(2)	579,000	890,000	20,000	579,000	910,000	1,489,000	143,000
Oklahoma City, OK	2019	(2)	340,000	1,073,000	-	340,000	1,073,000	1,413,000	148,000
Shakopee, MN	2019	(1)	5,842,000	16,278,000	-	5,842,000	16,278,000	22,120,000	2,177,000
Allentown, PA	2019	(3)	727,000	1,238,000	-	727,000	1,238,000	1,965,000	197,000
Ceres, CA	2019	(3)	505,000	4,922,000	-	505,000	4,922,000	5,427,000	665,000
Denham Springs, LA	2019	(3)	559,000	1,385,000	-	559,000	1,385,000	1,944,000	218,000
Garner, NC	2019	(3)	846,000	1,744,000	-	846,000	1,744,000	2,590,000	241,000
Harrisburg, PA	2019	(3)	371,000	4,526,000	-	371,000	4,526,000	4,897,000	592,000
Immokalee, Fl	2019	(3)	510,000	1,837,000	-	510,000	1,837,000	2,347,000	238,000
Indianapolis, IN	2019	(3)	713,000	3,787,000	-	713,000	3,787,000	4,500,000	475,000
Indianapolis, IN	2019	(3)	136,000	2,575,000	-	136,000	2,575,000	2,711,000	308,000
McAdoo, PA	2019	(3)	236,000	1,304,000	-	236,000	1,304,000	1,540,000	197,000
New Iberia, LA	2019	(3)	85,000	1,420,000	-	85,000	1,420,000	1,505,000	194,000
North Windham, CT	2019	(3)	677,000	4,628,000	-	677,000	4,628,000	5,305,000	592,000
Terrytown, LA	2019	(3)	539,000	1,258,000	-	539,000	1,258,000	1,797,000	174,000
Vernon, CT	2019	(3)	592,000	1,118,000	-	592,000	1,118,000	1,710,000	166,000
Alorton, IL	2019	(4)	159,000	1,204,000	-	159,000	1,204,000	1,363,000	163,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Baton Rouge, LA	2019	(4)	410,000	1,232,000	-	410,000	1,232,000	1,642,000	162,000
Belvidere, IL	2019	(4)	277,000	1,036,000	-	277,000	1,036,000	1,313,000	142,000
Cincinnati, OH	2019	(4)	282,000	1,410,000	-	282,000	1,410,000	1,692,000	190,000
Denham Springs, LA	2019	(4)	240,000	1,523,000	-	240,000	1,523,000	1,763,000	189,000
Dupo, IL	2019	(4)	161,000	1,132,000	-	161,000	1,132,000	1,293,000	153,000
Fort Worth, TX	2019	(4)	735,000	5,836,000	-	735,000	5,836,000	6,571,000	662,000
Freeport, IL	2019	(4)	107,000	1,258,000	-	107,000	1,258,000	1,365,000	175,000
Gastonia, NC	2019	(4)	211,000	1,309,000	-	211,000	1,309,000	1,520,000	180,000
Greenville, SC	2019	(4)	206,000	1,317,000	-	206,000	1,317,000	1,523,000	168,000
Hamilton, OH	2019	(4)	340,000	1,647,000	-	340,000	1,647,000	1,987,000	217,000
Hamilton, OH	2019	(4)	1,819,000	11,247,000	-	1,819,000	11,247,000	13,066,000	1,430,000
Hammond, LA	2019	(4)	304,000	1,372,000	-	304,000	1,372,000	1,676,000	175,000
Heath, OH	2019	(4)	304,000	783,000	47,000	304,000	830,000	1,134,000	128,000
Hickory, NC	2019	(4)	298,000	1,320,000	-	298,000	1,320,000	1,618,000	178,000
Hickory, NC	2019	(4)	339,000	1,420,000	-	339,000	1,420,000	1,759,000	188,000
Nashville, TN	2019	(4)	399,000	4,585,000	-	399,000	4,585,000	4,984,000	524,000
Steubenville, OH	2019	(4)	189,000	1,752,000	-	189,000	1,752,000	1,941,000	216,000
Woods Cross, UT	2019	(4)	482,000	4,521,000	-	482,000	4,521,000	5,003,000	559,000
Abilene, TX	2020	-	195,000	1,173,000	-	195,000	1,173,000	1,368,000	122,000
Columbia, SC	2020	-	747,000	789,000	-	747,000	789,000	1,536,000	95,000
Corpus Christi, TX	2020	-	363,000	958,000	-	363,000	958,000	1,321,000	110,000
Edinburg, TX	2020	-	93,000	1,268,000	-	93,000	1,268,000	1,361,000	127,000
Greenville, SC	2020	-	367,000	971,000	-	367,000	971,000	1,338,000	105,000
Laredo, TX	2020	-	264,000	1,434,000	-	264,000	1,434,000	1,698,000	149,000
Mission, TX	2020	-	377,000	1,175,000	-	377,000	1,175,000	1,552,000	120,000
Phoenix, AZ	2020	-	349,000	1,384,000	-	349,000	1,384,000	1,733,000	145,000
Reynoldsburg, OH	2020	-	276,000	877,000	40,000	276,000	917,000	1,193,000	126,000
Arlington, TX	2020	(5)	485,000	655,000	-	485,000	655,000	1,140,000	77,000
Chillicothe, OH	2020	(5)	598,000	2,509,000	25,000	598,000	2,534,000	3,132,000	302,000
Dothan, AL	2020	(5)	273,000	1,178,000	-	273,000	1,178,000	1,451,000	129,000
Fairfield, OH	2020	(5)	483,000	6,232,000	-	483,000	6,232,000	6,715,000	562,000
Franklin, WI	2020	(5)	1,217,000	4,813,000	-	1,217,000	4,813,000	6,030,000	595,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Gadsden, AL	2020	(5)	$1,123,000	$3,703,000	$-	$1,123,000	$3,703,000	$4,826,000	$362,000
Houston, TX	2020	(5)	516,000	1,419,000	-	516,000	1,419,000	1,935,000	134,000
Knoxville, TN	2020	(5)	284,000	1,073,000	-	284,000	1,073,000	1,357,000	120,000
Knoxville, TN	2020	(5)	342,000	1,198,000	-	342,000	1,198,000	1,540,000	131,000
Lafayette, LA	2020	(5)	337,000	1,121,000	-	337,000	1,121,000	1,458,000	117,000
Lafayette, LA	2020	(5)	408,000	984,000	-	408,000	984,000	1,392,000	108,000
Madison, WI	2020	(5)	349,000	1,440,000	-	349,000	1,440,000	1,789,000	145,000
Naples, FL	2020	(5)	440,000	389,000	-	440,000	389,000	829,000	48,000
Panama City, FL	2020	(5)	1,882,000	3,992,000	-	1,882,000	3,992,000	5,874,000	382,000
Plainville, CT	2020	(5)	482,000	1,454,000	-	482,000	1,454,000	1,936,000	160,000
Scott, LA	2020	(5)	282,000	1,032,000	-	282,000	1,032,000	1,314,000	111,000
Sherman, TX	2020	(5)	140,000	943,000	16,000	140,000	959,000	1,099,000	110,000
Shreveport, LA	2020	(5)	192,000	870,000	-	192,000	870,000	1,062,000	93,000
Superior, WI	2020	(5)	418,000	1,117,000	16,000	418,000	1,133,000	1,551,000	127,000
Walbridge, OH	2020	(5)	21,000	1,059,000	-	21,000	1,059,000	1,080,000	118,000
Fort Wayne, IN	2020	(2)	199,000	1,108,000	-	199,000	1,108,000	1,307,000	128,000
Fort Wayne, IN	2020	(2)	1,000,000	6,723,000	-	1,000,000	6,723,000	7,723,000	753,000
Farmington, MI	2020	(2)	1,276,000	8,114,000	-	1,276,000	8,114,000	9,390,000	846,000
Huntsville, AL	2020	(2)	1,901,000	10,502,000	-	1,901,000	10,502,000	12,403,000	956,000
Las Vegas, NV	2020	(2)	2,544,000	7,960,000	-	2,544,000	7,960,000	10,504,000	693,000
Greenville, NC	2020	(2)	2,166,000	5,619,000	-	2,166,000	5,619,000	7,785,000	559,000
Kingston, PA	2021	(6)	353,000	5,877,000	-	353,000	5,877,000	6,230,000	462,000
Birmingham, AL	2021	(7)	211,000	1,370,000	-	211,000	1,370,000	1,581,000	128,000
Birmingham, AL	2021	(7)	158,000	1,237,000	-	158,000	1,237,000	1,395,000	115,000
Chicago, IL	2021	(7)	359,000	819,000	-	359,000	819,000	1,178,000	72,000
Chicago, IL	2021	(7)	1,894,000	5,423,000	-	1,894,000	5,423,000	7,317,000	451,000
Dallas, TX	2021	(7)	687,000	2,468,000	-	687,000	2,468,000	3,155,000	193,000
Eau Claire, WI	2021	(7)	352,000	2,234,000	-	352,000	2,234,000	2,586,000	216,000
El Paso, TX	2021	(7)	404,000	4,476,000	-	404,000	4,476,000	4,880,000	346,000
Huntsville, TX	2021	(7)	141,000	1,515,000	-	141,000	1,515,000	1,656,000	136,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Huntsville, TX	2021	(7)	144,000	1,468,000	-	144,000	1,468,000	1,612,000	133,000
Iowa City, IA	2021	(7)	770,000	1,030,000	-	770,000	1,030,000	1,800,000	108,000
Laplace, LA	2021	(7)	644,000	3,599,000	-	644,000	3,599,000	4,243,000	323,000
Montgomery, AL	2021	(7)	294,000	5,387,000	-	294,000	5,387,000	5,681,000	441,000
Naperville, IL	2021	(7)	1,564,000	4,474,000	-	1,564,000	4,474,000	6,038,000	389,000
Rockford, IL	2021	(7)	276,000	1,121,000	-	276,000	1,121,000	1,397,000	104,000
Slidell, LA	2021	(7)	469,000	1,919,000	-	469,000	1,919,000	2,388,000	167,000
South Holland, IL	2021	(7)	219,000	1,320,000	-	219,000	1,320,000	1,539,000	126,000
Sumter, SC	2021	(7)	273,000	4,879,000	-	273,000	4,879,000	5,152,000	399,000
Alsip, IL	2021	-	537,000	1,283,000	54,000	537,000	1,337,000	1,874,000	134,000
Anderson, IN	2021	-	264,000	638,000	-	264,000	638,000	902,000	74,000
Cincinnati, OH	2021	-	872,000	753,000	-	872,000	753,000	1,625,000	102,000
Everman, TX	2021	-	404,000	920,000	-	404,000	920,000	1,324,000	99,000
Houston, TX	2021	-	317,000	1,262,000	-	317,000	1,262,000	1,579,000	111,000
Hutchinson, KS	2021	-	239,000	1,068,000	-	239,000	1,068,000	1,307,000	96,000
Lima, OH	2021	-	269,000	1,032,000	-	269,000	1,032,000	1,301,000	109,000
Norton Shores, MI	2021	-	270,000	852,000	-	270,000	852,000	1,122,000	87,000
Phoenix, AZ	2021	-	525,000	1,387,000	26,000	525,000	1,413,000	1,938,000	123,000
Roanoke, VA	2021	-	236,000	1,454,000	-	236,000	1,454,000	1,690,000	124,000
Shreveport, LA	2021	-	372,000	841,000	-	372,000	841,000	1,213,000	93,000
Brook Park, OH	2021	(8)	215,000	483,000	-	215,000	483,000	698,000	79,000
Brook Park, OH	2021	(8)	1,823,000	10,413,000	-	1,823,000	10,413,000	12,236,000	961,000
Cranston, RI	2021	(6)	143,000	1,751,000	-	143,000	1,751,000	1,894,000	160,000
Birmingham, AL	2021	(6)	2,565,000	12,189,000	-	2,565,000	12,189,000	14,754,000	997,000
Atco, NJ	2021	-	184,000	1,191,000	-	184,000	1,191,000	1,375,000	103,000
Palos Heights, IL	2021	(8)	840,000	7,050,000	-	840,000	7,050,000	7,890,000	502,000
Blue Island, IL	2021	(8)	734,000	5,837,000	-	734,000	5,837,000	6,571,000	439,000
Andover, MA	2021	(6)	3,351,000	48,303,000	-	3,351,000	48,303,000	51,654,000	3,122,000
Arlington, TX	2021	(9)	1,110,000	3,666,000	-	1,110,000	3,666,000	4,776,000	229,000
Baton Rouge, LA	2021	(9)	197,000	1,377,000	-	197,000	1,377,000	1,574,000	96,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Baton Rouge, LA	2021	(9)	168,000	1,033,000	-	168,000	1,033,000	1,201,000	76,000
Bolingbrook, IL	2021	(9)	511,000	6,173,000	-	511,000	6,173,000	6,684,000	384,000
Brunswick, GA	2021	(9)	1,185,000	6,902,000	13,000	1,185,000	6,915,000	8,100,000	475,000
Gadsden, AL	2021	(9)	312,000	1,652,000	-	312,000	1,652,000	1,964,000	111,000
Goshen, IN	2021	(9)	169,000	1,286,000	-	169,000	1,286,000	1,455,000	96,000
Hammond, LA	2021	(9)	366,000	1,334,000	-	366,000	1,334,000	1,700,000	93,000
Independence, MO	2021	(9)	798,000	4,816,000	110,000	798,000	4,926,000	5,724,000	321,000
Indianapolis, IN	2021	(9)	846,000	4,442,000	-	846,000	4,442,000	5,288,000	343,000
Mokena, IL	2021	(9)	788,000	1,426,000	-	788,000	1,426,000	2,214,000	100,000
Norcross, GA	2021	(9)	648,000	1,566,000	-	648,000	1,566,000	2,214,000	109,000
Saint Amant, LA	2021	(9)	452,000	1,292,000	-	452,000	1,292,000	1,744,000	95,000
Skokie, IL	2021	(9)	2,763,000	3,765,000	-	2,763,000	3,765,000	6,528,000	277,000
St. Louis, MO	2021	(9)	501,000	3,798,000	-	501,000	3,798,000	4,299,000	235,000
Sugar Creek, MO	2021	(9)	286,000	1,227,000	181,000	286,000	1,408,000	1,694,000	108,000
Amarillo, TX	2021	(10)	367,000	1,157,000	-	367,000	1,157,000	1,524,000	77,000
Auburn, AL	2021	(10)	757,000	1,147,000	-	757,000	1,147,000	1,904,000	81,000
Birmingham, AL	2021	(10)	332,000	1,348,000	-	332,000	1,348,000	1,680,000	95,000
Braselton, GA	2021	(10)	583,000	2,090,000	-	583,000	2,090,000	2,673,000	133,000
Carpentersville, IL	2021	(10)	478,000	950,000	-	478,000	950,000	1,428,000	65,000
Cincinnati, OH	2021	(10)	224,000	2,055,000	-	224,000	2,055,000	2,279,000	131,000
Cleveland, OH	2021	(10)	104,000	1,439,000	-	104,000	1,439,000	1,543,000	95,000
Columbus, GA	2021	(10)	375,000	1,130,000	-	375,000	1,130,000	1,505,000	83,000
Dallas, TX	2021	(10)	116,000	766,000	-	116,000	766,000	882,000	72,000
Elyria, OH	2021	(10)	234,000	1,297,000	-	234,000	1,297,000	1,531,000	94,000
Kenosha, WI	2021	(10)	463,000	1,323,000	-	463,000	1,323,000	1,786,000	92,000
Lima, OH	2021	(10)	139,000	905,000	-	139,000	905,000	1,044,000	57,000
Palm Harbor, FL	2021	(10)	553,000	1,249,000	13,000	553,000	1,262,000	1,815,000	86,000
Summit, IL	2021	(10)	195,000	780,000	-	195,000	780,000	975,000	72,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Greenwood, SC	2021	(6)	671,000	4,538,000	-	671,000	4,538,000	5,209,000	369,000
Sevierville, TN	2021	(8)	-	15,973,000	-	-	15,973,000	15,973,000	1,003,000
Bethany, OK	2022	(11)	207,000	1,469,000	-	207,000	1,469,000	1,676,000	86,000
Beverly Hills, FL	2022	(11)	614,000	4,278,000	-	614,000	4,278,000	4,892,000	244,000
Cleveland, OH	2022	(11)	285,000	1,229,000	-	285,000	1,229,000	1,514,000	76,000
Danville, VA	2022	(11)	228,000	1,583,000	301,000	228,000	1,884,000	2,112,000	102,000
Kansas City, MO	2022	(11)	304,000	1,352,000	-	304,000	1,352,000	1,656,000	87,000
Kansas City, MO	2022	(11)	246,000	1,223,000	-	246,000	1,223,000	1,469,000	78,000
Lake City, FL	2022	(11)	435,000	1,227,000	-	435,000	1,227,000	1,662,000	83,000
Machesney Park, IL	2022	(11)	577,000	1,427,000	-	577,000	1,427,000	2,004,000	90,000
Ocala, FL	2022	(11)	378,000	1,954,000	-	378,000	1,954,000	2,332,000	114,000
Orange Park, FL	2022	(11)	443,000	1,242,000	-	443,000	1,242,000	1,685,000	78,000
Petersburg, VA	2022	(11)	216,000	1,321,000	-	216,000	1,321,000	1,537,000	86,000
Raleigh, NC	2022	(11)	548,000	1,035,000	-	548,000	1,035,000	1,583,000	75,000
Richmond, VA	2022	(11)	352,000	1,016,000	-	352,000	1,016,000	1,368,000	68,000
St. Augustine, FL	2022	(11)	399,000	1,276,000	-	399,000	1,276,000	1,675,000	74,000
Toledo, OH	2022	(11)	142,000	1,353,000	-	142,000	1,353,000	1,495,000	89,000
Tulsa, OK	2022	(11)	341,000	943,000	-	341,000	943,000	1,284,000	71,000
Baton Rouge, LA	2022	(12)	229,000	1,178,000	-	229,000	1,178,000	1,407,000	71,000
Baton Rouge, LA	2022	(12)	101,000	1,134,000	-	101,000	1,134,000	1,235,000	67,000
Baytown, TX	2022	(12)	814,000	3,039,000	-	814,000	3,039,000	3,853,000	168,000
Butler, PA	2022	(12)	338,000	1,418,000	-	338,000	1,418,000	1,756,000	89,000
Evansville, IN	2022	(12)	97,000	1,356,000	-	97,000	1,356,000	1,453,000	82,000
Hammond, IN	2022	(12)	1,311,000	3,366,000	-	1,311,000	3,366,000	4,677,000	202,000
Jermyn, PA	2022	(12)	142,000	1,490,000	-	142,000	1,490,000	1,632,000	90,000
Kuna, ID	2022	(12)	722,000	3,896,000	-	722,000	3,896,000	4,618,000	230,000
Leesport, PA	2022	(12)	399,000	1,117,000	-	399,000	1,117,000	1,516,000	73,000
Mansfield, TX	2022	(12)	1,134,000	6,930,000	-	1,134,000	6,930,000	8,064,000	387,000
Normal, IL	2022	(12)	170,000	1,231,000	-	170,000	1,231,000	1,401,000	75,000
North Ridgeville, OH	2022	(12)	407,000	5,545,000	-	407,000	5,545,000	5,952,000	299,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Peoria, IL	2022	(12)	399,000	1,397,000	-	399,000	1,397,000	1,796,000	80,000
Royse City, TX	2022	(12)	1,238,000	4,173,000	-	1,238,000	4,173,000	5,411,000	230,000
St. Louis, MO	2022	(12)	196,000	778,000	211,000	196,000	989,000	1,185,000	69,000
St. Louis, MO	2022	(12)	1,950,000	5,005,000	-	1,950,000	5,005,000	6,955,000	271,000
Tampa, FL	2022	(12)	512,000	1,765,000	-	512,000	1,765,000	2,277,000	108,000
Washington, PA	2022	(12)	608,000	1,587,000	-	608,000	1,587,000	2,195,000	96,000
Zion, IL	2022	(12)	428,000	831,000	-	428,000	831,000	1,259,000	71,000
Baton Rouge, LA	2022	(13)	475,000	930,000	-	475,000	930,000	1,405,000	57,000
Bessemer, AL	2022	(13)	1,035,000	4,939,000	-	1,035,000	4,939,000	5,974,000	248,000
Birmingham, AL	2022	(13)	298,000	1,232,000	-	298,000	1,232,000	1,530,000	72,000
Cleveland, OH	2022	(13)	233,000	1,036,000	-	233,000	1,036,000	1,269,000	71,000
Cleveland, OH	2022	(13)	233,000	1,260,000	-	233,000	1,260,000	1,493,000	72,000
Cleveland, OH	2022	(13)	292,000	1,291,000	-	292,000	1,291,000	1,583,000	75,000
Cuyahoga Falls, OH	2022	(13)	377,000	1,059,000	-	377,000	1,059,000	1,436,000	69,000
Davenport, IA	2022	(13)	168,000	1,123,000	-	168,000	1,123,000	1,291,000	67,000
Denham Springs, LA	2022	(13)	652,000	3,204,000	15,000	652,000	3,219,000	3,871,000	179,000
Gulfport, MS	2022	(13)	209,000	1,338,000	-	209,000	1,338,000	1,547,000	77,000
Lafayette, LA	2022	(13)	353,000	800,000	-	353,000	800,000	1,153,000	51,000
Lakeland, FL	2022	(13)	139,000	1,585,000	-	139,000	1,585,000	1,724,000	88,000
Oklahoma City, OK	2022	(13)	484,000	1,181,000	-	484,000	1,181,000	1,665,000	70,000
San Angelo, TX	2022	(13)	125,000	1,103,000	-	125,000	1,103,000	1,228,000	66,000
Tampa, FL	2022	(13)	233,000	1,723,000	-	233,000	1,723,000	1,956,000	98,000
Westwego, LA	2022	(13)	1,166,000	1,460,000	-	1,166,000	1,460,000	2,626,000	91,000
Aiken, SC	2022	(14)	176,000	1,183,000	-	176,000	1,183,000	1,359,000	64,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Belleville, IL	2022	(14)	226,000	1,175,000	-	226,000	1,175,000	1,401,000	64,000
Blacklick, OH	2022	(14)	2,141,000	2,652,000	-	2,141,000	2,652,000	4,793,000	138,000
Columbia, SC	2022	(14)	194,000	1,292,000	-	194,000	1,292,000	1,486,000	72,000
Columbia, SC	2022	(14)	2,093,000	2,968,000	-	2,093,000	2,968,000	5,061,000	142,000
Conway, SC	2022	(14)	996,000	4,256,000	-	996,000	4,256,000	5,252,000	216,000
Denham Springs, LA	2022	(14)	143,000	1,466,000	-	143,000	1,466,000	1,609,000	71,000
Grafton, WI	2022	(14)	1,000,000	2,602,000	-	1,000,000	2,602,000	3,602,000	149,000
Norton, OH	2022	(14)	187,000	1,365,000	-	187,000	1,365,000	1,552,000	73,000
Staunton, VA	2022	(14)	564,000	4,889,000	-	564,000	4,889,000	5,453,000	233,000
Sun Prairie, WI	2022	(14)	232,000	565,000	-	232,000	565,000	797,000	34,000
Travelers Rest, SC	2022	(14)	284,000	1,012,000	-	284,000	1,012,000	1,296,000	58,000
Walker, LA	2022	(14)	175,000	1,988,000	-	175,000	1,988,000	2,163,000	97,000
Waukesha, WI	2022	(14)	1,342,000	4,990,000	12,000	1,342,000	5,002,000	6,344,000	241,000
West Bend, WI	2022	(14)	2,273,000	15,811,000	-	2,273,000	15,811,000	18,084,000	725,000
Zanesville, OH	2022	(14)	178,000	1,349,000	-	178,000	1,349,000	1,527,000	71,000
Altoona, PA	2022	(15)	203,000	1,402,000	-	203,000	1,402,000	1,605,000	68,000
Baton Rouge, LA	2022	(15)	114,000	1,677,000	-	114,000	1,677,000	1,791,000	75,000
Bethlehem, PA	2022	(15)	492,000	3,400,000	-	492,000	3,400,000	3,892,000	149,000
Chicago, IL	2022	(15)	378,000	1,703,000	-	378,000	1,703,000	2,081,000	74,000
Chicago, IL	2022	(15)	1,478,000	4,104,000	-	1,478,000	4,104,000	5,582,000	178,000
Chicago, IL	2022	(15)	1,107,000	5,724,000	-	1,107,000	5,724,000	6,831,000	236,000
Collinsville, OK	2022	(15)	893,000	3,021,000	-	893,000	3,021,000	3,914,000	149,000
Elizabeth, PA	2022	(15)	345,000	1,448,000	-	345,000	1,448,000	1,793,000	80,000
Fayetteville, NC	2022	(15)	189,000	1,200,000	-	189,000	1,200,000	1,389,000	61,000
Fort Wayne, IN	2022	(15)	2,038,000	4,176,000	237,000	2,038,000	4,413,000	6,451,000	299,000
Jerome, IL	2022	(15)	341,000	2,058,000	-	341,000	2,058,000	2,399,000	97,000
League City, TX	2022	(15)	1,392,000	3,768,000	-	1,392,000	3,768,000	5,160,000	165,000
Meraux, LA	2022	(15)	820,000	3,037,000	-	820,000	3,037,000	3,857,000	150,000
Ocala, FL	2022	(15)	1,600,000	2,038,000	150,000	1,600,000	2,188,000	3,788,000	105,000
Odessa, TX	2022	(15)	104,000	1,316,000	-	104,000	1,316,000	1,420,000	64,000
Panama City, FL	2022	(15)	575,000	1,477,000	-	575,000	1,477,000	2,052,000	74,000
Richmond, IN	2022	(15)	239,000	2,445,000	-	239,000	2,445,000	2,684,000	120,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Beavercreek, OH	2022	(16)	776,000	1,282,000	-	776,000	1,282,000	2,058,000	61,000
Chicago, IL	2022	(16)	582,000	5,399,000	-	582,000	5,399,000	5,981,000	207,000
El Paso, TX	2022	(16)	396,000	1,766,000	-	396,000	1,766,000	2,162,000	76,000
Fairborn, OH	2022	(16)	315,000	1,492,000	-	315,000	1,492,000	1,807,000	68,000
Franklin, TN	2022	(16)	1,903,000	2,849,000	-	1,903,000	2,849,000	4,752,000	134,000
Gainesville, FL	2022	(16)	1,968,000	3,408,000	-	1,968,000	3,408,000	5,376,000	147,000
Gastonia, NC	2022	(16)	272,000	3,195,000	-	272,000	3,195,000	3,467,000	129,000
Houston, TX	2022	(16)	1,106,000	3,719,000	-	1,106,000	3,719,000	4,825,000	156,000
Johnson City, TN	2022	(16)	241,000	1,253,000	-	241,000	1,253,000	1,494,000	62,000
Lakeland, FL	2022	(16)	481,000	1,544,000	-	481,000	1,544,000	2,025,000	73,000
Lithonia, GA	2022	(16)	465,000	1,900,000	-	465,000	1,900,000	2,365,000	89,000
Mableton, GA	2022	(16)	210,000	1,442,000	-	210,000	1,442,000	1,652,000	70,000
Nashville, TN	2022	(16)	810,000	1,182,000	-	810,000	1,182,000	1,992,000	65,000
Rockford, IL	2022	(16)	1,029,000	1,521,000	-	1,029,000	1,521,000	2,550,000	101,000
Rome, GA	2022	(16)	408,000	2,283,000	-	408,000	2,283,000	2,691,000	106,000
Rosenberg, TX	2022	(16)	115,000	1,415,000	-	115,000	1,415,000	1,530,000	65,000
San Angelo, TX	2022	(16)	515,000	898,000	-	515,000	898,000	1,413,000	45,000
Trotwood, OH	2022	(16)	46,000	1,444,000	-	46,000	1,444,000	1,490,000	68,000
Warner Robins, GA	2022	(16)	2,526,000	4,872,000	-	2,526,000	4,872,000	7,398,000	233,000
Woodstock, IL	2022	(16)	288,000	1,274,000	-	288,000	1,274,000	1,562,000	66,000
Xenia, OH	2022	(16)	457,000	1,826,000	-	457,000	1,826,000	2,283,000	87,000
Bloomington, IL	2022	(17)	353,000	1,371,000	-	353,000	1,371,000	1,724,000	64,000
Cocoa, FL	2022	(17)	501,000	1,440,000	-	501,000	1,440,000	1,941,000	69,000
Dalton, GA	2022	(17)	534,000	1,282,000	-	534,000	1,282,000	1,816,000	61,000
Decatur, IL	2022	(17)	158,000	1,012,000	-	158,000	1,012,000	1,170,000	50,000
Douglasville, GA	2022	(17)	150,000	1,449,000	-	150,000	1,449,000	1,599,000	74,000
Gretna, LA	2022	(17)	576,000	1,389,000	-	576,000	1,389,000	1,965,000	67,000
Las Vegas, NV	2022	(17)	762,000	5,811,000	-	762,000	5,811,000	6,573,000	241,000
Lawrenceville, GA	2022	(17)	1,588,000	5,995,000	13,000	1,588,000	6,008,000	7,596,000	286,000
Lawrenceville, GA	2022	(17)	1,844,000	4,615,000	-	1,844,000	4,615,000	6,459,000	191,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Mobile, AL	2022	(17)	257,000	1,088,000	-	257,000	1,088,000	1,345,000	49,000
Morton, IL	2022	(17)	237,000	1,434,000	-	237,000	1,434,000	1,671,000	72,000
New Bern, NC	2022	(17)	275,000	1,011,000	-	275,000	1,011,000	1,286,000	50,000
Shreveport, LA	2022	(17)	324,000	1,116,000	-	324,000	1,116,000	1,440,000	55,000
Shreveport, LA	2022	(17)	389,000	1,437,000	-	389,000	1,437,000	1,826,000	65,000
Sumter, SC	2022	(17)	216,000	1,041,000	-	216,000	1,041,000	1,257,000	54,000
Superior, WI	2022	(17)	258,000	1,626,000	-	258,000	1,626,000	1,884,000	72,000
Winston-Salem, NC	2022	(17)	611,000	1,359,000	-	611,000	1,359,000	1,970,000	59,000
Avon, OH	2022	(18)	699,000	836,000	34,000	699,000	870,000	1,569,000	46,000
Boiling Springs, SC	2022	(18)	142,000	1,263,000	-	142,000	1,263,000	1,405,000	57,000
Burlington, NC	2022	(18)	734,000	1,708,000	-	734,000	1,708,000	2,442,000	82,000
Clarksville, TN	2022	(18)	517,000	1,421,000	-	517,000	1,421,000	1,938,000	58,000
Conway, AR	2022	(18)	288,000	1,166,000	-	288,000	1,166,000	1,454,000	52,000
Eau Claire, WI	2022	(18)	316,000	1,398,000	-	316,000	1,398,000	1,714,000	61,000
Fort Smith, AR	2022	(18)	143,000	1,167,000	-	143,000	1,167,000	1,310,000	55,000
Houston, TX	2022	(18)	848,000	3,712,000	-	848,000	3,712,000	4,560,000	138,000
Kenosha, WI	2022	(18)	175,000	1,344,000	-	175,000	1,344,000	1,519,000	70,000
Kenosha, WI	2022	(18)	376,000	1,512,000	-	376,000	1,512,000	1,888,000	67,000
Marion, OH	2022	(18)	132,000	1,217,000	-	132,000	1,217,000	1,349,000	57,000
Mount Joy, PA	2022	(18)	456,000	1,415,000	-	456,000	1,415,000	1,871,000	63,000
Natrona Heights, PA	2022	(18)	440,000	1,485,000	-	440,000	1,485,000	1,925,000	64,000
Pensacola, FL	2022	(18)	743,000	976,000	-	743,000	976,000	1,719,000	49,000
Pine Bluff, AR	2022	(18)	201,000	1,192,000	-	201,000	1,192,000	1,393,000	60,000
Racine, WI	2022	(18)	188,000	1,340,000	-	188,000	1,340,000	1,528,000	60,000
San Antonio, TX	2022	(18)	223,000	1,126,000	19,000	223,000	1,145,000	1,368,000	47,000
Sheffield Lake, OH	2022	(18)	295,000	1,094,000	-	295,000	1,094,000	1,389,000	51,000
Spring Hill, TN	2022	(18)	761,000	1,296,000	-	761,000	1,296,000	2,057,000	55,000
Statesville, NC	2022	(18)	1,731,000	5,285,000	-	1,731,000	5,285,000	7,016,000	243,000
Sumter, SC	2022	(18)	233,000	632,000	-	233,000	632,000	865,000	33,000
Toledo, OH	2022	(18)	94,000	1,423,000	-	94,000	1,423,000	1,517,000	62,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Amherst, OH	2022	(19)	205,000	1,329,000	-	205,000	1,329,000	1,534,000	62,000
Belpre, OH	2022	(19)	440,000	4,338,000	-	440,000	4,338,000	4,778,000	166,000
Birmingham, AL	2022	(19)	1,337,000	5,893,000	-	1,337,000	5,893,000	7,230,000	266,000
Chesapeake, VA	2022	(19)	1,063,000	3,765,000	-	1,063,000	3,765,000	4,828,000	149,000
Chicago, IL	2022	(19)	746,000	3,680,000	-	746,000	3,680,000	4,426,000	142,000
Crystal Lake, IL	2022	(19)	126,000	1,446,000	-	126,000	1,446,000	1,572,000	64,000
Gillette, WY	2022	(19)	576,000	1,540,000	51,000	576,000	1,591,000	2,167,000	71,000
Hammond, IN	2022	(19)	187,000	2,486,000	-	187,000	2,486,000	2,673,000	100,000
Harvey, LA	2022	(19)	918,000	1,876,000	-	918,000	1,876,000	2,794,000	83,000
Hollywood, MD	2022	(19)	515,000	4,563,000	-	515,000	4,563,000	5,078,000	182,000
Huber Heights, OH	2022	(19)	1,143,000	1,205,000	-	1,143,000	1,205,000	2,348,000	80,000
Knoxville, TN	2022	(19)	566,000	1,098,000	-	566,000	1,098,000	1,664,000	50,000
Louisville, OH	2022	(19)	214,000	1,283,000	-	214,000	1,283,000	1,497,000	62,000
Mandeville, LA	2022	(19)	296,000	1,307,000	-	296,000	1,307,000	1,603,000	55,000
McHenry, IL	2022	(19)	225,000	1,278,000	-	225,000	1,278,000	1,503,000	67,000
Reynoldsburg, OH	2022	(19)	193,000	1,307,000	-	193,000	1,307,000	1,500,000	62,000
Scott, LA	2022	(19)	762,000	3,097,000	17,000	762,000	3,114,000	3,876,000	136,000
Valrico, FL	2022	(19)	1,941,000	2,167,000	-	1,941,000	2,167,000	4,108,000	102,000
Warren, OH	2022	(19)	154,000	1,204,000	-	154,000	1,204,000	1,358,000	57,000
Yorktown, VA	2022	(19)	2,940,000	3,254,000	-	2,940,000	3,254,000	6,194,000	138,000
Alexandria, LA	2022	(20)	131,000	1,117,000	-	131,000	1,117,000	1,248,000	45,000
Beloit, WI	2022	(20)	47,000	1,147,000	-	47,000	1,147,000	1,194,000	44,000
Burleson, TX	2022	(20)	549,000	1,343,000	-	549,000	1,343,000	1,892,000	52,000
Byron, GA	2022	(20)	99,000	1,099,000	-	99,000	1,099,000	1,198,000	48,000
Chalmette, LA	2022	(20)	326,000	930,000	19,000	326,000	949,000	1,275,000	42,000
Chattanooga, TN	2022	(20)	237,000	896,000	-	237,000	896,000	1,133,000	41,000
Greensboro, NC	2022	(20)	344,000	810,000	-	344,000	810,000	1,154,000	39,000
Jacksonville, FL	2022	(20)	472,000	1,017,000	-	472,000	1,017,000	1,489,000	47,000
Jacksonville, NC	2022	(20)	745,000	3,453,000	-	745,000	3,453,000	4,198,000	121,000
Janesville, WI	2022	(20)	187,000	1,286,000	-	187,000	1,286,000	1,473,000	57,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2023
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Johnson City, TN	2022	(20)	258,000	803,000	-	258,000	803,000	1,061,000	36,000
Johnson City, TN	2022	(20)	705,000	2,290,000	-	705,000	2,290,000	2,995,000	97,000
Lubbock, TX	2022	(20)	216,000	1,060,000	-	216,000	1,060,000	1,276,000	49,000
Milwaukee, WI	2022	(20)	373,000	1,466,000	-	373,000	1,466,000	1,839,000	53,000
Myrtle Beach, SC	2022	(20)	417,000	1,065,000	-	417,000	1,065,000	1,482,000	43,000
Ruston, LA	2022	(20)	384,000	1,525,000	-	384,000	1,525,000	1,909,000	62,000
Slidell, LA	2022	(20)	349,000	804,000	-	349,000	804,000	1,153,000	34,000
Spartanburg, SC	2022	(20)	479,000	3,515,000	-	479,000	3,515,000	3,994,000	136,000
Tallahassee, FL	2022	(20)	244,000	1,510,000	-	244,000	1,510,000	1,754,000	66,000
Valdosta, GA	2022	(20)	321,000	1,504,000	-	321,000	1,504,000	1,825,000	62,000
West Haven, UT	2022	(20)	515,000	4,152,000	28,000	515,000	4,180,000	4,695,000	167,000
West Monroe, LA	2022	(20)	367,000	1,461,000	-	367,000	1,461,000	1,828,000	57,000
Fresno, CA	2023	-	230,000	1,927,000	-	230,000	1,927,000	2,157,000	55,000
Baton Rouge, LA	2023	(21)	149,000	1,103,000	-	149,000	1,103,000	1,252,000	15,000
Bedford, TX	2023	(21)	856,000	3,804,000	-	856,000	3,804,000	4,660,000	44,000
Bridge City, LA	2023	(21)	320,000	1,097,000	-	320,000	1,097,000	1,417,000	14,000
DeLand, FL	2023	(21)	400,000	1,484,000	-	400,000	1,484,000	1,884,000	20,000
Egg Harbor Township, NJ	2023	(21)	1,033,000	5,103,000	-	1,033,000	5,103,000	6,136,000	65,000
Franklin, OH	2023	(21)	283,000	1,277,000	-	283,000	1,277,000	1,560,000	17,000
Girard, OH	2023	(21)	252,000	1,638,000	-	252,000	1,638,000	1,890,000	22,000
Glendale, AZ	2023	(21)	1,884,000	9,539,000	-	1,884,000	9,539,000	11,423,000	106,000
Melrose Park, IL	2023	(21)	1,213,000	4,047,000	-	1,213,000	4,047,000	5,260,000	43,000
Novi, MI	2023	(21)	1,374,000	5,717,000	-	1,374,000	5,717,000	7,091,000	64,000
Oxford, MI	2023	(21)	345,000	4,462,000	-	345,000	4,462,000	4,807,000	54,000
Sun Prairie, WI	2023	(21)	2,980,000	9,485,000	-	2,980,000	9,485,000	12,465,000	112,000
Vineland, NJ	2023	(21)	411,000	3,166,000	-	411,000	3,166,000	3,577,000	39,000
Waterford, MI	2023	(21)	481,000	3,881,000	-	481,000	3,881,000	4,362,000	48,000
West Lafayette, IN	2023	(21)	1,567,000	6,111,000	-	1,567,000	6,111,000	7,678,000	67,000
			$209,073,000	$891,432,000	$1,793,000	$209,073,000	$893,225,000	$1,102,298,000	$62,243,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

(a) Properties are collateralized with debt as follows:

Amount
(1)	30,231,000
(2)	37,564,000
(3)	21,550,000
(4)	24,850,000
(5)	24,485,000
(6)	38,530,000
(7)	28,110,000
(8)	26,900,000
(9)	31,200,000
(10)	10,831,000
(11)	16,902,000
(12)	32,722,000
(13)	18,008,000
(14)	36,860,000
(15)	33,441,000
(16)	35,840,000
(17)	25,012,000
(18)	25,519,000
(19)	37,795,000
(20)	24,420,000
(21)	43,522,000
$604,292,000

(b) At December 31, 2023, the aggregate cost of real estate for federal income tax purposes was $999.5 million (unaudited).

(c) The life on which depreciation in the latest statement of operations and comprehensive income was calculated was between 5 and 39 years.

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2023

The changes in real estate and accumulated depreciation for the years ended December 31, 2023 and 2022, respectively, are as follows:

	Years ended December 31,
	2023	2022
Cost
Balance - beginning of year	$1,023,749,000	$532,511,000
Property acquisitions (a)	77,619,000	490,683,000
Improvements	930,000	555,000
Balance - end of year	$1,102,298,000	$1,023,749,000

Accumulated depreciation
Balance - beginning of year	$(34,663,000)	$(14,681,000)
Depreciation expense	(27,580,000)	(19,982,000)
Balance - end of year	$(62,243,000)	$(34,663,000)

Net book value - end of year	$1,040,055,000	$989,086,000

(a) Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.