Form 10-Q
period 2024-03-31
ExchangeRight Income Fund
filed 2024-05-03
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of April 30, 2024, the issuer had the following shares of common stock outstanding: 10,220,011 Class A Common Shares, $0.01 par value per share; and 5,729,950 Class I Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended March 31, 2024

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

The foregoing list is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The foregoing should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate:
Land	$209,073,000	$209,073,000
Buildings and improvements	893,374,000	893,225,000
	1,102,447,000	1,102,298,000
Less accumulated depreciation	(69,441,000)	(62,243,000)
Real estate, net	1,033,006,000	1,040,055,000
Intangible lease assets, net	65,336,000	68,616,000
RSLCA notes receivable from affiliates	28,962,000	22,251,000
Restricted cash	11,270,000	12,275,000
Cash and cash equivalents	6,091,000	7,053,000
Receivables	9,496,000	8,990,000
Notes receivable from affiliates	6,017,000	6,017,000
Right-of-use asset	4,664,000	4,652,000
Other assets	1,479,000	1,095,000
Due from affiliates	-	536,000
TOTAL ASSETS	$1,166,321,000	$1,171,540,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$580,144,000	$589,962,000
Revolving credit facility	15,000,000	-
Intangible lease liabilities, net	23,854,000	24,595,000
Accounts payable, accrued expenses and other liabilities	8,423,000	10,083,000
Right-of-use liability	5,028,000	4,977,000
Pending trade deposits	1,988,000	1,386,000
Distributions payable	3,456,000	3,452,000
Due to affiliates	849,000	43,000
Total liabilities	638,742,000	634,498,000

Commitments and contingencies

Equity:
Class A common shares, $0.01 par value per share, 80,036,009 and 79,873,720 shares authorized, 10,199,215 and 10,017,613 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	102,000	100,000
Class I common shares, $0.01 par value per share, 80,036,009 and 79,873,720 shares authorized, 5,644,258 and 5,768,982 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	56,000	58,000
Class S common shares, $0.01 par value per share, 80,036,009 and 79,873,720 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	409,958,000	408,358,000
Cumulative distributions in excess of net income	(65,664,000)	(58,448,000)
Accumulated other comprehensive (loss)	(31,000)	(360,000)
Total shareholders’ equity	344,421,000	349,708,000
Noncontrolling interests attributable to operating partnership	183,158,000	187,334,000
Total equity	527,579,000	537,042,000
TOTAL LIABILITIES AND EQUITY	$1,166,321,000	$1,171,540,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive (Loss)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues
Rental revenue	$20,469,000	$19,527,000
Interest income on notes receivable from affiliates	923,000	1,166,000
Other	28,000	6,000
Total revenues	21,420,000	20,699,000

Operating Expenses
Property operating expenses	2,905,000	2,870,000
Management fees to affiliates	324,000	621,000
General and administrative expenses	337,000	428,000
Depreciation and amortization	10,368,000	10,157,000
Provision for impairment	250,000	-
Total operating expenses	14,184,000	14,076,000

Income from Operations	7,236,000	6,623,000

Other Income (Expense)
Interest expense	(7,838,000)	(7,232,000)
Interest income	13,000	-
Total other income (expense)	(7,825,000)	(7,232,000)

Net (loss)	(589,000)	(609,000)

Net loss attributable to noncontrolling interests	199,000	206,000

Net (loss) attributable to common shareholders	$(390,000)	$(403,000)

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	15,705,274	14,786,099

Other comprehensive (loss):
Net (loss)	$(589,000)	$(609,000)
Other comprehensive (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	497,000	(879,000)
Comprehensive (loss)	(92,000)	(1,488,000)
Comprehensive loss attributable to noncontrolling interests	31,000	500,000
Comprehensive (loss) attributable to common shareholders	$(61,000)	$(988,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2024

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2023	10,017,613	$100,000	5,768,982	$58,000	-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	214,923	2,000	85,569	1,000	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	19,638	-	16,573	-			968,000			968,000	-	968,000
Repurchase of common shares	(52,959)	-	(251,315)	(3,000)	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	24,449	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	10,199,215	$102,000	5,644,258	$56,000	-	$-	$409,958,000	$(65,664,000)	$(31,000)	$344,421,000	$183,158,000	$527,579,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2023

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	(403,000)	-	(403,000)	(206,000)	(609,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(585,000)	(585,000)	(294,000)	(879,000)
Issuance of common shares	446,995	5,000	256,807	3,000	-	-	20,622,000	-	-	20,630,000	-	20,630,000
Redemption of common shares	(64,461)	(1,000)	(73,645)	(1,000)	-	-	(3,531,000)	-	-	(3,533,000)	-	(3,533,000)
Offering costs	-	-	-	-	-	-	(995,000)	-	-	(995,000)	-	(995,000)
Distributions	-	-	-	-	-	-	-	(6,423,000)	-	(6,423,000)	(3,275,000)	(9,698,000)
Balance, March 31, 2023	9,650,642	$97,000	5,377,103	$54,000	-	$-	$387,555,000	$(37,587,000)	$(585,000)	$349,534,000	$184,456,000	$533,990,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(589,000)	$(609,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	10,368,000	10,157,000
Provision for impairment	250,000	-
Amortization of deferred rent receivables/liabilities, net	(218,000)	(252,000)
Amortization of above/below-market lease intangibles, net	(624,000)	(591,000)
Amortization of assumed below/above-market debt, net	956,000	714,000
Amortization of lease incentives	64,000	53,000
Amortization of deferred financing costs	73,000	204,000
Amortization of deferred ground rent	40,000	40,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(288,000)	(486,000)
Other assets	(419,000)	247,000
Due from affiliates	536,000	(205,000)
Accounts payable, accrued expenses and other liabilities	(1,164,000)	106,000
Due to affiliates	806,000	464,000
Net cash provided by operating activities	9,791,000	9,842,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	-	(2,259,000)
Improvements of real estate	(399,000)	(239,000)
Advances on notes receivable from affiliated parties	(1,000)	(3,000)
Advances on RSLCA notes receivable from affiliated party	(38,831,000)	(33,762,000)
Repayments on RSLCA notes receivable from affiliated party	32,120,000	23,050,000
Net cash used in investing activities	(7,111,000)	(13,213,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class I common shares	7,095,000	13,187,000
Offering costs from issuance of Class A and Class I common shares	(448,000)	-
Repurchases of Class A and Class I common shares	(8,063,000)	(3,533,000)
Proceeds from pending trade deposits	1,988,000	3,375,000
Proceeds from mortgage loans payable	-	65,430,000
Repayments of mortgage loans payable	(10,831,000)	(6,451,000)
Proceeds from revolving credit facility	15,000,000	-
Repayments of revolving credit facilities	-	(73,311,000)
Payments of financing costs	(53,000)	(781,000)
Class A and Class I common shares distributions	(5,974,000)	(6,341,000)
Noncontrolling interests distributions	(3,362,000)	(3,283,000)
Net cash used in financing activities	(4,648,000)	(11,708,000)

Net (decrease) in cash, cash equivalents and restricted cash	(1,968,000)	(15,079,000)
Cash, cash equivalents and restricted cash at beginning of year	19,329,000	36,645,000
Cash, cash equivalents and restricted cash at end of period	$17,361,000	$21,566,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$6,091,000	$8,717,000
Restricted cash	11,270,000	12,849,000
Cash, cash equivalents and restricted cash at end of period	$17,361,000	$21,566,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,745,000	$6,298,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,456,000	$3,271,000
Distributions reinvested into Class A and Class I common shares	$968,000	$-
Conversion of OP Units to Class I common shares	$661,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 352 properties in 34 states (collectively, the “Trust Properties”) as of March 31, 2024. The Trust Properties are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. These unaudited interim condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes included in Company's Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of March 31, 2024.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $ 11.3 million as of March 31, 2024, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 352 properties in 34 states as of March 31, 2024. As of March 31, 2024, the Company’s portfolio was 98.6% leased and is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the three months ended March 31, 2024 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Cost
Balance - beginning of year	$1,102,298,000
Improvements	399,000
Provision for impairment	(250,000)
Balance - end of period	$1,102,447,000

Accumulated depreciation
Balance - beginning of year	$(62,243,000)
Depreciation expense	(7,198,000)
Balance - end of period	$(69,441,000)

Net book value - end of period	$1,033,006,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three months ended March 31, 2024 and 2023. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income. Rental revenue is comprised of the following:

	Three months ended March 31,
	2024	2023
Base rents	$17,021,000	$16,030,000
Tenant reimbursables	2,606,000	2,434,000
Straight-line rent adjustments	218,000	252,000
Above/below market lease amortization, net	624,000	591,000
Lease termination income	-	220,000
	$20,469,000	$19,527,000

Concentration of Credit Risk

As of March 31, 2024, the Company’s portfolio is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the three months ended March 31, 2024:

Tenant	% of Total Base Rents
Dollar General	17.8%
Walgreens	16.0%

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

March 31, 2024

The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding.

The Company’s notes receivable under the RSLCA are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $29.0 million as of March 31, 2024.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company's receivable under this real estate note totaled $3.6 million as of March 31, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company's receivable under this junior unsecured line of credit agreement totaled $2.4 million as of March 31, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of March 31, 2024:

				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$97,737,000	$(34,626,000)	$63,111,000	7.2
Above-market leases	3,489,000	(1,264,000)	2,225,000	6.0
Total intangible lease assets, net	$101,226,000	$(35,890,000)	$65,336,000

Below-market leases	$32,184,000	$(8,330,000)	$23,854,000	10.8

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Net adjustment to rental revenue	$624,000	$591,000

Amortization of in-place leases	$3,162,000	$3,451,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue are as follow:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2024	$8,993,000	$(340,000)	$2,198,000	$10,851,000
2025	11,400,000	(436,000)	2,916,000	13,880,000
2026	10,271,000	(398,000)	2,854,000	12,727,000
2027	8,452,000	(300,000)	2,417,000	10,569,000
2028	6,305,000	(254,000)	2,182,000	8,233,000
Thereafter	17,690,000	(497,000)	11,287,000	28,480,000
Total	$63,111,000	$(2,225,000)	$23,854,000	$84,740,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2024, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $544.7 million. As of March 31, 2024, the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $580.1 million. The fair value of the Company’s revolving credit facilities approximated its carrying value at March 31, 2024.

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

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate ("SOFR"), resulting in an all-in fixed rate of 5.80% relating to the $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the three months ended March 31, 2024. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in other assets on the condensed consolidated balance sheet as of March 31, 2024 (see Note 7. Debt, for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at March 31, 2024:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(47,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of March 31, 2024. Fixed-rate mortgage loans payable are composed of the following as of March 31, 2024:

			March 31, 2024
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			593,461,000	4.30%	(c)
Unamortized issuance costs, net			(1,040,000)
Unamortized below market debt discount, net			(12,277,000)
			$580,144,000

(a)
These fixed-rate mortgages became a recourse loan pursuant to their pre-defined loan terms in 2023.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(b)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(c)
The weighted average effective interest rate on mortgage loans payable was 5.02% as of March 31, 2024.

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024.

Revolving Lines of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of March 31, 2024, ExchangeRight borrowed $27.0 million under this secured revolving line of credit resulting in $53.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2024. The Company had no outstanding borrowings under this revolving line of credit as of March 31, 2024.

Additionally, in January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended in December 2023, has a maturity date of January 15, 2025, and now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding (8.50% as of March 31, 2024). The unsecured revolving line of credit requires monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which remained outstanding as of March 31, 2024.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding debt are as follows:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2024	$34,910,000	$-	$34,910,000
2025	96,501,000	15,000,000	111,501,000
2026	77,445,000	-	77,445,000
2027	134,223,000	-	134,223,000
2028	182,587,000	-	182,587,000
Thereafter	67,795,000	-	67,795,000
	$593,461,000	$15,000,000	$608,461,000

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

March 31, 2024

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

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class A Common Shares, Class I Common Shares and Class S Common Shares, which are collectively referred to herein as “common shares.” The Class A, Class I and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares pursuant to our effective registration statement on any securities exchange registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof.

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2024 and December 31, 2023, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A and Class S common shares offering price in effect for the three months ended March 31, 2024:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04
January 24, 2024 through March 31, 2024	$26.99	$28.70	$27.97

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended March 31, 2024, the Company repurchased 251,315 Class I Common Shares and 52,959 Class A Common Shares totaling $8.1 million under the share repurchase program.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through March 31, 2024. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the three months ended March 31, 2024:

	Three months ended
	March 31, 2024
	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
	$0.4347	$0.4347

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.5 million were declared but not yet paid as of March 31, 2024 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of March 31, 2024 were paid in cash or reinvested in the Company’s common shares in April 2024.

Noncontrolling Interests

The Operating Partnership had 8,014,496 Units outstanding as of March 31, 2024. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. During the three months ended March 31, 2024, 24,449 OP Units were exchanged for the same number of Class I Common Shares.

Note 10. Related and Affiliated Party Transactions

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

Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2024 for which the Company was obligated to pay the Sponsor. In addition, Class A Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.4 million and were included in total equity for the three months ended March 31, 2024.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2024, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of March 31, 2024.

Performance Participation

In addition to distributions payable on the 600,000 Class I Common Shares that ExchangeRight Income Fund GP, LLC holds, ExchangeRight Income Fund GP, LLC also holds a special limited partnership interest in our Operating Partnership, which entitles it to receive an incentive fee in accordance with the following waterfall:

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

There was no performance participation earned or paid during the three months ended March 31, 2024 and 2023, respectively.

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

Asset management and property management fees for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
Asset management fees	$137,000	(a)	$444,000
Property management fees	$187,000		$177,000

(a) Asset management fees are net of $0.3 million in fees waived by the asset manager.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

March 31, 2024

Asset management fees payable of $137,000 were included in due to affiliates on the Company's balance sheet as of March 31, 2024. Property management fees were paid in full as of March 31, 2024.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three months ended March 31, 2024 and 2023, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024	2023
Numerator
Net (loss)	$(589,000)	$(609,000)
Net loss attributable to noncontrolling interests	199,000	206,000
Net (loss) attributable to common shareholders, basic and diluted	$(390,000)	$(403,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	15,705,274	14,786,099

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.03)

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

Common Share Activity

The Company issued 72,040 Class A Common Shares and 137,124 Class I Common Shares (excluding the 45,492 OP Units that were exchanged for same number of Class I Common Shares discussed below) totaling $5.8 million in proceeds from April 1, 2024 through the date of issuance of this report.

The Company repurchased 51,244 Class A Common Shares totaling $1.3 million and 51,432 Class I Common Shares totaling $1.3 million from April 1, 2024 through the date of this report. Additionally, 45,492 OP Units were exchanged for the same number of Class I Common Shares from April 1, 2024 through the issuance of this report.

The Company adjusted the offering price of its common shares effective April 17, 2024 as follows:

	Offering price
Effective date	Class I	Class A	Class S
April 17, 2024	$27.14	$28.86	$28.12

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related thereto included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” of our Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024 and the “Cautionary Note Regarding Forward-Looking Statements” section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 352 properties in 34 states as of March 31, 2024. These properties were 98.6% leased as of March 31, 2024 and are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the first quarter of 2024, global markets continued to experience volatility, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, persistent inflation, elevated interest rate levels, and uneven economic growth. Inflation persisted at elevated levels compared to historical norms in many major economies around the world, prompting uncertainty over whether and to what extent central banks will ease monetary policy over the next several quarters of 2024, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2024. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Three Months Ended March 31, 2024

Operating Results

The March 2024 distribution marked the 60th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $10.3 million for the three months ended March 31, 2024. As of March 31, 2024, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.41% annualized return, based on the $0.1449 per share distribution rate and $27.14 NAV per share as of March 31, 2024, respectively. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of March 31, 2024 and current offering price of the Company’s common shares:

	Class I	Class A	Class S
Offering price (effective April 17, 2024)	$27.14	$28.86	$28.12
Annualized distribution rate (1)	6.41%	6.02%	5.33%
Trailing 12 month total return (2)	2.48%	-3.61%	n/a
Three-year total annual return (2)	8.14%	5.68%	n/a
Inception-to-date total annual return (2)	8.75%	7.02%	n/a

(1) The annualized distribution rate is calculated by the March 31, 2024 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s March 31, 2024 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.

(2) Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

The Company remained 100% collected on its rents across all of its tenants in the portfolio for the three months ended March 31, 2024, and through the inception of the Company to date.

Leasing

The Company executed two lease renewals during the three months ended March 31, 2024 with average lease extensions of 60 months and average new rents over rents prior to the renewal of 10.0% for the period. The Company’s portfolio is 98.6% leased and its weighted average lease term as of March 31, 2024 is 6.4 years.

Capital

The Company has experienced minimal immediate term impact from the current elevated interest rate environment as substantially all of its outstanding debt is effectively fixed as of March 31, 2024. The Company has experienced regular net inflows of shareholder capital. All redemption requests, representing approximately 3.8% of inception-to-date total equity raised through March 31, 2024, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of March 31, 2024:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Dollar General	25	92	117	1,109,300	$12,147,100	17.8%	$10.95	5.3
Walgreens	19	14	33	476,800	10,869,600	16.0%	$22.80	5.2
Tractor Supply	14	5	19	390,500	5,429,800	8.0%	$13.90	6.8
Family Dollar (f)	27	12	39	337,100	4,277,900	6.3%	$12.69	3.9
Hobby Lobby	8	1	9	513,400	4,075,200	6.0%	$7.94	5.7
Advance Auto Parts	27	5	32	233,900	3,554,900	5.2%	$15.20	4.3
Stop & Shop	-	1	1	102,100	2,940,000	4.3%	$28.80	12.7
Fresenius Medical Care	9	2	11	94,300	2,905,500	4.3%	$30.81	6.6
CVS Pharmacy	8	1	9	111,200	2,675,500	3.9%	$24.06	5.5
Pick n Save	1	1	2	123,500	1,988,100	2.9%	$16.10	5.6
Napa Auto Parts	-	18	18	155,000	1,850,300	2.7%	$11.94	12.1
Kroger	3	-	3	200,100	1,624,500	2.4%	$8.12	7.3
Publix	2	-	2	96,800	1,548,400	2.3%	$16.00	16.2
Hy-Vee	-	1	1	101,200	1,415,800	2.1%	$13.99	14.8
BioLife Plasma Services L.P. (g)	-	2	2	30,800	1,389,500	2.0%	$45.11	10.4
First Midwest Bank (h)	-	3	3	41,600	1,333,500	2.0%	$32.06	5.8
AutoZone	7	2	9	65,900	994,700	1.5%	$15.09	2.8
Dollar Tree	9	-	9	84,200	898,200	1.3%	$10.67	4.0
Giant Eagle	1	-	1	81,800	848,300	1.2%	$10.37	7.0
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.1%	$17.67	7.5
Goodwill	2	-	2	42,800	653,200	1.0%	$15.26	6.1
Sherwin Williams	7	-	7	45,400	577,200	0.8%	$12.71	2.6
Verizon Wireless (i)	2	-	2	11,300	569,800	0.8%	$50.42	3.2
O'Reilly (j)	5	1	6	41,400	557,900	0.8%	$13.48	5.2
Ross Stores	1	-	1	25,800	354,800	0.5%	$13.75	4.8
Food Lion (k)	1	-	1	41,300	351,400	0.5%	$8.51	9.6
PNC Bank, N.A.	-	1	1	6,100	266,800	0.4%	$43.74	4.5
HomeGoods (l)	1	-	1	22,200	255,800	0.4%	$11.52	7.0
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	2.9
The Christ Hospital	-	1	1	9,300	181,300	0.3%	$19.49	3.8
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	6.8
TCF National Bank (m)	-	1	1	4,500	116,700	0.2%	$25.93	2.8
BB&T Bank (n)	-	1	1	2,700	105,500	0.2%	$39.07	4.8
Aaron's	1	-	1	7,200	101,900	0.1%	$14.15	1.9
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	2.5
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	9.3
Total	184	166	350	4,677,100	$68,078,100	100.0%	$14.56	6.4
Vacant				66,000
Total Portfolio				4,743,100

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
(c)
"GLA" means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2024, no tenants were in a free rent concession period.
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

(k)
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

The following table details the industries in which our tenants operate as of March 31, 2024:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	165	1,530,600	32.3%	$17,323,200	25.4%
Pharmaceutical Retailers	42	588,000	12.4%	13,545,100	19.9%
Grocery	13	797,900	16.8%	11,529,700	16.9%
Discount Automotive	65	496,200	10.5%	6,957,800	10.2%
Farm and Rural Supply	19	390,500	8.2%	5,429,800	8.0%
Discount Specialty Retail	13	586,900	12.4%	5,119,900	7.5%
Medical Care	12	98,900	2.1%	3,098,600	4.6%
Banking Services	6	54,900	1.2%	1,822,500	2.7%
Healthcare Providers	4	43,500	0.9%	1,647,800	2.4%
Paint and Supplies	7	45,400	1.0%	577,200	0.8%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.1%
Total	350	4,677,100	98.6%	$68,078,100	100.0%
Vacant		66,000	1.4%
Total Portfolio		4,743,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2024, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of March 31, 2024 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	6	49,000	1.0%	$592,700	0.9%	$12.10
2025	20	163,200	3.5%	1,956,300	2.9%	$11.99
2026	42	487,200	10.4%	5,780,600	8.5%	$11.86
2027	40	561,200	12.0%	8,293,800	12.2%	$14.78
2028	59	612,300	13.1%	10,049,800	14.8%	$16.41
2029	39	455,100	9.7%	6,303,800	9.3%	$13.85
2030	33	474,300	10.1%	7,397,600	10.9%	$15.60
2031	43	673,500	14.4%	9,303,600	13.7%	$13.81
2032	29	456,100	9.8%	6,199,100	9.1%	$13.59
2033	10	131,500	2.8%	2,109,700	3.1%	$16.04
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,324,300	1.9%	$18.55
2036	6	140,500	3.0%	3,521,400	5.2%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	2	149,600	3.2%	2,214,200	3.3%	$14.80
2040	1	48,400	1.0%	750,000	1.1%	$15.50
Total	350	4,677,100	100.0%	$68,078,100	100.0%	$14.56

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2024, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of March 31, 2024:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.1%	$7,269,700	10.7%
Ohio	44	579,400	12.2%	6,818,400	10.0%
Texas	37	403,500	8.5%	5,948,800	8.7%
Louisiana	41	420,400	8.9%	5,071,400	7.4%
Wisconsin	20	342,800	7.2%	5,025,100	7.4%
Alabama	14	268,800	5.7%	3,491,900	5.1%
Florida	21	225,600	4.8%	3,163,600	4.6%
Georgia	14	264,300	5.6%	3,039,400	4.5%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.2%	2,940,000	4.3%
Indiana	11	245,000	5.2%	2,682,400	3.9%
North Carolina	14	210,000	4.4%	2,536,600	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,109,800	3.1%
Michigan	5	102,100	2.2%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Missouri	7	72,700	1.5%	1,357,800	2.0%
Virginia	6	91,800	1.9%	1,354,800	2.0%
Nevada	2	31,100	0.7%	1,082,800	1.6%
Arizona	2	32,100	0.7%	873,400	1.3%
New Jersey	3	33,000	0.7%	702,000	1.0%
Oklahoma	5	53,800	1.1%	685,300	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Connecticut	3	38,000	0.8%	547,300	0.8%
California	2	35,000	0.7%	499,100	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	309,300	0.5%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	350	4,743,100	100.0%	$68,078,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2024, no tenants were in a free rent concession period.

Activity for the Three months Ended March 31, 2024

RSLCA Notes Receivable from Related Party

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $6.7 million during the three months ended March 31, 2024 increasing the balance of the RSLCA notes receivable to $29.0 million at March 31, 2024.

Mortgage Loans Payable

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024.

Revolving Lines of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of March 31, 2024, ExchangeRight borrowed $27.0 million under this secured revolving line of credit resulting in $53.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2024. The Company had no outstanding borrowings under this revolving line of credit as of March 31, 2024.

Additionally, in January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended in December 2023, has a maturity date of January 15, 2025, and now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding (8.50% as of March 31, 2024). The unsecured revolving line of credit requires monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which remained outstanding as of March 31, 2024.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the three months ended March 31, 2024:

	Offering price
Effective date	Class I	Class A	Class S
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04
January 24, 2024 through March 31, 2024	$26.99	$28.70	$27.97

The Company issued 102,142 Class I Common Shares and 234,561 Class A Common Shares resulting in an aggregate of $9.4 million in proceeds to the Company during the three months ended March 31, 2024. No Class S Common Shares were issued during the three months ended March 31, 2024.

The Company redeemed 251,315 Class I Common Shares and 52,959 Class A Common Shares totaling $8.1 million during the three months ended March 31, 2024.

There were no OP Units issued by the Operating Partnership during the three months ended March 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, the Company owned 352 properties that were 98.6% leased. As of March 31, 2023, the Company owned 337 properties that were 99.8% leased. The following table details the Company’s results of operations for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023	Change
Rental revenue	$20,469,000	$19,527,000	$942,000
Interest income on notes receivable from affiliates	923,000	1,166,000	(243,000)
Other	28,000	6,000	22,000
Property operating expenses	(2,905,000)	(2,870,000)	(35,000)
Management fees to affiliates	(324,000)	(621,000)	297,000
General and administrative expenses	(337,000)	(428,000)	91,000
Depreciation and amortization	(10,368,000)	(10,157,000)	(211,000)
Provision for impairment	(250,000)	-	(250,000)
Interest expense	(7,838,000)	(7,232,000)	(606,000)
Interest income	13,000	-	13,000
Net (loss)	$(589,000)	$(609,000)	$20,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $0.9 million, or 4.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the acquisition of 15 properties on August 31, 2023. The rental revenues associated with these properties were $1.3 million and $0 for the three months ended March 31, 2024 and 2023, respectively. This increase was offset by a decrease in lease termination income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $0.2 million lower during the three months ended March 31, 2024 as a result of an approximate $8.2 million decrease in the average daily outstanding balance of the RSLCA during the three months ended March 31, 2024 versus the three months ended March 31, 2023.

Property operating expenses remained consistent during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The small increase in property operating expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the expenses associated with the properties acquired on August 31, 2023, offset by decreases in general repairs and maintenance and snow removal costs.

Management fees to affiliates decreased $297,000, or 47.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Asset management fees decreased $307,000 and property management fees increased $11,000 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively. Asset management fees for the three months ended March 31, 2024 consisted of $0.5 million of earned fees per the management agreement, net of $0.3 million of fees waived by the asset manager.

General and administrative expenses decreased $0.1 million, or 21.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily due to a decrease in audit, tax and legal fees. During the three months ended March 31, 2023, the Company incurred additional audit and legal fees in connection with its Form 10 registration statement.

Depreciation and amortization increased $0.2 million, or 2.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is mainly attributable to the acquisition of 15 properties on August 31, 2023. The depreciation and amortization associated with these properties totaled $0.7 million and $0 for the three months ended March 31, 2024 and 2023, respectively. This increase was offset by a decrease in depreciation and amortization expense as a result of certain intangible assets being fully depreciated.

Provision for impairment during the three months ended March 31, 2024 related to the impairment of one property. The estimation and evaluation of this impairment charge relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company.

Interest expense increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of (1) the assumption of a $43.5 million mortgage loan payable from the acquisition of 15 properties via merger agreements with one former 1031-exchangeable portfolios on August 31, 2023, (2) an increase in interest expense of $0.3 million as the Company borrowed $15.0 million on its unsecured revolving line of credit and (3) an increase of $0.2 million in amortization of below market debt associated with the assumption of mortgage loans payable.

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

The Company received payment of 100% of contractual base rents during the three months ended March 31, 2024. The Company’s strategy targets properties with net leases to insulate our shareholders from rising costs and surprise repair costs that affect other types of real estate investments. Longer lease terms primarily with investment-grade national tenants successfully operating in historically recession-resilient sectors are also intended to provide stable income that can help bridge economic cycles.

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $6.7 million during the three months ended March 31, 2024 increasing the balance of the RSLCA notes receivable to $29.0 million at March 31, 2024.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the three months ended March 31, 2024. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

In January 2021, the Company entered into an unsecured revolving line of credit. The unsecured revolving line of credit agreement, as amended in December 2023, has a maturity date of January 15, 2025, and now bears interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding (8.50% as of March 31, 2024). The unsecured revolving line of credit requires monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which remained outstanding as of March 31, 2024.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of March 31, 2024, ExchangeRight borrowed $27.0 million under this secured revolving line of credit resulting in $53.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2024. The Company had no outstanding borrowings under this revolving line of credit as of March 31, 2024.

Repayment terms for each borrowing note within the secured line of credit were as follows:

Loan to cost %	Repayment terms
80%	Three months interest only followed by a 25-year amortization
75%	Six months interest only followed by a 30-year amortization
70% or less	12 months interest only followed by a 30-year amortization

The interest only period bore interest at a rate equal to the prime rate. The amortization principal period required payments at the current interest rate.

Fixed-rate mortgage loans payable are composed of the following as of March 31, 2024:

			March 31, 2024
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	6/1/2024	18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			593,461,000	4.30%	(c)
Unamortized issuance costs, net			(1,040,000)
Unamortized below market debt discount, net			(12,277,000)
			$580,144,000

(a)
These fixed-rate mortgages became a recourse loan pursuant to their pre-defined loan terms in 2023.
(b)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(c)
The weighted average effective interest rate on mortgage loans payable was 5.02% as of March 31, 2024.

The following table details the Company’s scheduled debt maturities as of March 31, 2024:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2024	$34,910,000	$-	$34,910,000
2025	96,501,000	15,000,000	111,501,000
2026	77,445,000	-	77,445,000
2027	134,223,000	-	134,223,000
2028	182,587,000	-	182,587,000
Thereafter	67,795,000	-	67,795,000
	$593,461,000	$15,000,000	$608,461,000

The mortgage loans payable mature at various dates from June 2024 through January 2031. The Company intends to repay the mortgage debt maturing in 2024 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.3 million in restricted cash as of March 31, 2024.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are summarized below:

	Three months ended March 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$9,791,000	$9,842,000
Investing activities	$(7,111,000)	$(13,213,000)
Financing activities	$(4,648,000)	$(11,708,000)

Operating Activities

Net cash from operating activities was $9.8 million and $9.8 million for the months ended March 31, 2024 and 2023, respectively. Cash flows from operations remained consistent during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due the results for the 15 properties acquired on August 31, 2023, which was offset by an increase in cash paid for interest of $0.4 million and a decrease in interest income of $0.2 million from the RSLCA and notes receivable from affiliated parties.

Investing Activities

Net cash flows used in investing activities were primarily the result of the net advances/repayments on the RLSCA, a property acquisition, and leasehold improvements. During the three months ended March 31, 2024, the Company had $6.7 million in net advances under the RSLCA and incurred expenditures of $0.4 million for improvements of real estate. During the three months ended March 31, 2023, the Company acquired a property for a total cash outlay of $2.3 million, had $10.7 million in net advances under the RSLCA and incurred expenditures of $0.2 million for improvements of real estate.

Financing Activities

During the three months ended March 31, 2024, the Company had a balloon mortgage loan payable repayment of $10.8 million, redemptions of $8.1 million of Class A and Class I Common Shares, distributions of $6.0 million to the holders of Class A and Class I Common Shares, distributions of $3.4 million to the holders of OP Units, which was offset by borrowings of $15.0 million from its revolving credit facility, net proceeds of $6.6 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $2.0 million.

During the three months ended March 31, 2023, the Company had net repayments of $73.3 million from its revolving credit facilities, mortgage loans payable repayments of $6.5 million, distributions of $6.3 million to the holders of Class A and Class I Common Shares, redemptions of $3.5 million of Class A and Class I Common Shares, distributions of $3.3 million to the holders of OP Units and financing costs of $0.8 million relating to the two mortgage loans payable entered into in February 2023 offset by proceeds of $65.4 million relating to two mortgage loans payable entered into in February 2023, proceeds of $13.2 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $3.4 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through March 31, 2024. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.5 million were declared but not yet paid as of March 31, 2024. The unpaid distributions as of March 31,2024 were paid in cash or settled in common shares under the Company's Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during April 2024.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share and Class I Common Share for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended
	March 31, 2024		March 31, 2023
	Class A	Class I	Class A	Class I
January	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347	$0.4347

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Class I Common Shares, Class A Common Shares and Class S Common Shares issued and total distributions reinvested under the DRIP during the three months ended March 31, 2024:

	Common Shares		Total
Share Class	Issued		Reinvestment
Class I	16,573	(a)	$443,000	(a)
Class A	19,638		525,000
Class S	-		-
Total	36,211		$968,000

(a) Includes the issuance of 4,651 Class I Common Shares totaling $124,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our distributions during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	Amount	Amount
Cash Distributions
Class A and Class I Common Shares	$5,974,000	$6,341,000
Noncontrolling interests	3,362,000	3,283,000
Total cash distributions	$9,336,000	$9,624,000

Sources of Distributions
Cash flows from operating activities (a)	$9,336,000	$9,624,000

Cash flows from operating activities	$9,791,000	$9,842,000
Funds from Operations (“FFO”) (b)	$10,063,000	$9,572,000
Adjusted FFO (b)	$10,320,000	$9,716,000

(a)
As of March 31, 2024, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the three months ended March 31, 2024 and 2023, respectively, is provided beginning on page 33 below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at March 31, 2024:

	Mortgage loans	Line of	Interest	Operating ground
Year	payable	credit	payments (a)	lease obligation	Total
2024	$34,910,000	$-	$19,460,000	$214,000	$54,584,000
2025	96,501,000	15,000,000	22,091,000	285,000	133,877,000
2026	77,445,000	-	18,670,000	285,000	96,400,000
2027	134,223,000	-	14,225,000	285,000	148,733,000
2028	182,587,000	-	3,912,000	285,000	186,784,000
Thereafter	67,795,000	-	3,302,000	28,745,000	99,842,000
Total	$593,461,000	$15,000,000	$81,660,000	$30,099,000	$720,220,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of March 31, 2024.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2024, for which the Company was obligated to reimburse ExchangeRight.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of March 31, 2024 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes in such critical accounting policies during the three months ended March 31, 2024.

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

Inflation

During the first quarter of 2023, global markets continued to experience volatility, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, persistent inflation, elevated interest rate levels, and uneven economic growth. Inflation persisted at elevated levels compared to historical norms in many major economies around the world, prompting uncertainty over whether and to what extent central banks will ease monetary policy over the next several quarters of 2024, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2024. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

FFO and Adjusted FFO should be reviewed with net (loss) attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Adjusted FFO do not represent cash generated from operating activities and should not be considered as an alternative to net (loss) income attributable to common shareholders or to cash flow from operating activities. The Company’s computations of FFO and Adjusted FFO may differ from the computations utilized by other REITs and, accordingly, may not be comparable to such REITs.

A reconciliation of net (loss) attributable to common shareholders to FFO and Adjusted FFO for the three months ended March 31, 2024 and 2023, is as follows:

	Three months ended March 31,
	2024	2023
Net (loss) attributable to common shareholders	$(390,000)	$(403,000)
Depreciation and amortization	10,402,000	10,181,000
Provision for impairment	250,000	-
Net (loss) attributable to noncontrolling interests	(199,000)	(206,000)
FFO applicable to diluted common shares	10,063,000	9,572,000
Adjustments:
Straight-line rent adjustments	(218,000)	(252,000)
Above/below market lease amortization, net	(624,000)	(591,000)
Amortization of deferred financing costs	73,000	204,000
Above/below market debt amortization, net	956,000	714,000
Straight-line ground rent adjustments	40,000	40,000
Amortization of tax incentive financing arrangement	30,000	29,000
Adjusted FFO applicable to diluted common shares	$10,320,000	$9,716,000

FFO per diluted common shares	$0.42	$0.43
Adjusted FFO per diluted common shares	$0.44	$0.43

Weighted average number of diluted common shares (a):
Common shares	15,705,274	14,786,099
OP Units	8,014,764	7,554,863
	23,720,038	22,340,962

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

The Company’s total NAV presented in the following tables includes the NAV of our Class A, I and S Common Shares, as well as the OP Units as of March 31, 2024 and per share/unit is identical for Class A, I and S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of March 31, 2024 and December 31, 2023:

Components	March 31, 2024	December 31, 2023
Investments in real estate	$1,197,200,000	$1,192,250,000
RSLCA notes receivable from affiliates	28,962,000	22,251,000
Notes receivable from affiliates	6,017,000	6,017,000
Cash and cash equivalents	6,091,000	7,053,000
Restricted cash	11,270,000	12,275,000
Receivables	6,900,000	6,612,000
Other assets	903,000	496,000
Mortgage loans payable	(580,144,000)	(589,962,000)
Revolving credit facility	(15,000,000)	-
Pending trade deposits	(1,988,000)	(1,386,000)
Accounts payable, accrued expenses and other liabilities	(8,370,000)	(9,533,000)
Distributions payable	(3,456,000)	(3,452,000)
Due (to)/from affiliates, net	(849,000)	493,000
NAV	$647,536,000	$643,114,000

Class A Common Shares	10,199,215	10,017,613
Class I Common Shares	5,644,258	5,768,982
Class S Common Shares	-	-
OP Units	8,014,496	8,038,944
Total outstanding Common Shares/OP Units	23,857,969	23,825,539

NAV per share/unit	$27.14	$26.99

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of March 31, 2024 and December 31, 2023:

Reconciliation of Shareholders’ Equity to NAV	March 31, 2024	December 31, 2023
Total shareholders’ equity	$344,421,000	$349,708,000
Noncontrolling interests attributable to operating partnership	183,158,000	187,334,000
Total equity per GAAP	527,579,000	537,042,000
Adjustment:
Fair value adjustment of real estate investments	119,957,000	106,072,000
NAV	$647,536,000	$643,114,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At March 31, 2024, $47,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) March 31, 2024 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s March 31, 2024 and December 31, 2023 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	March 31, 2024	December 31, 2023
Discount rate (weighted average)	25 bps decrease	$28.07	$27.92
Discount rate (weighted average)	25 bps increase	$26.20	$26.06
Exit capitalization rate (weighted average)	25 bps decrease	$28.46	$28.31
Exit capitalization rate (weighted average)	25 bps increase	$25.90	$25.76

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	85,569	$27.03	$2,313,000
Class A Common Shares	214,923	$28.70	6,169,000
Class S Common Shares	-	$-	-
Total	300,492		$8,482,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended March 31, 2024, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $371,000, allocable among the various classes of our common shares as follows: $4,000 with respect to the Class I Common Shares; and $367,000 with respect to the Class A Common Shares.

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

During the three months ended March 31, 2024, holders of 24,449 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 24,449 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
January 2024	251,315	52,959	$26.62	$25.93	251,315	52,959	N/A	N/A
February 2024	-	-	$-	$-	-	-	N/A	N/A
March 2024	-	-	$-	$-	-	-	N/A	N/A
Total	251,315	52,959			251,315	52,959

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.
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

EXCHANGERIGHT INCOME FUND

May 3, 2024	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

May 3, 2024	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)