Form 10-Q
period 2024-06-30
ExchangeRight Income Fund
filed 2024-08-02
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of July 31, 2024, the issuer had the following shares of common stock outstanding: 10,248,061 Class A Common Shares, $0.01 par value per share; and 5,918,266 Class I Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Current Report on Form 10-Q other than historical facts may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ExchangeRight Income Fund (the “Company”) d/b/a the ExchangeRight Essential Income REIT (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Forward-looking statements in this Current Report on Form 10-Q include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, occupancy, leasing rates and trends, liquidity and ability to meet future obligations, anticipated expenditures of capital and other matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate:
Land	$211,307,000	$209,073,000
Buildings and improvements	900,890,000	893,225,000
	1,112,197,000	1,102,298,000
Less accumulated depreciation	(76,667,000)	(62,243,000)
Real estate, net	1,035,530,000	1,040,055,000
Intangible lease assets, net	63,162,000	68,616,000
RSLCA notes receivable from affiliates	37,290,000	22,251,000
Restricted cash	11,876,000	12,275,000
Cash and cash equivalents	6,841,000	7,053,000
Receivables	9,270,000	8,990,000
Notes receivable from affiliates	6,018,000	6,017,000
Right-of-use asset	4,676,000	4,652,000
Other assets	1,941,000	1,095,000
Due from affiliates	287,000	536,000
TOTAL ASSETS	$1,176,891,000	$1,171,540,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$563,159,000	$589,962,000
Revolving credit facility	44,000,000	-
Intangible lease liabilities, net	23,595,000	24,595,000
Accounts payable, accrued expenses and other liabilities	9,433,000	10,083,000
Right-of-use liability	5,080,000	4,977,000
Pending trade deposits	365,000	1,386,000
Distributions payable	3,512,000	3,452,000
Due to affiliates	157,000	43,000
Total liabilities	649,301,000	634,498,000

Commitments and contingencies
	-	-
Equity:
Class A common shares, $0.01 par value per share, 79,657,302 and 79,873,720 shares authorized, 10,281,475 and 10,017,613 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	103,000	100,000
Class I common shares, $0.01 par value per share, 79,657,302 and 79,873,720 shares authorized, 5,993,421 and 5,768,982 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	60,000	58,000
Class S common shares, $0.01 par value per share, 79,657,302 and 79,873,720 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Class ER common shares, $0.01 par value per share, 79,657,302 and 0 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	421,597,000	408,358,000
Cumulative distributions in excess of net income	(72,698,000)	(58,448,000)
Accumulated other comprehensive income (loss)	32,000	(360,000)
Total shareholders’ equity	349,094,000	349,708,000
Noncontrolling interests attributable to operating partnership	178,496,000	187,334,000
Total equity	527,590,000	537,042,000
TOTAL LIABILITIES AND EQUITY	$1,176,891,000	$1,171,540,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$20,063,000	$18,960,000	$40,532,000	$38,487,000
Interest income on notes receivable from affiliates	1,093,000	1,280,000	2,016,000	2,446,000
Other	23,000	40,000	51,000	46,000
Total revenues	21,179,000	20,280,000	42,599,000	40,979,000

Operating Expenses
Property operating expenses	2,636,000	2,192,000	5,541,000	5,062,000
Management fees to affiliates	45,000	626,000	369,000	1,247,000
General and administrative expenses	349,000	707,000	686,000	1,135,000
Depreciation and amortization	10,287,000	10,095,000	20,655,000	20,252,000
Provision for impairment	-	-	250,000	-
Total operating expenses	13,317,000	13,620,000	27,501,000	27,696,000

Income from Operations	7,862,000	6,660,000	15,098,000	13,283,000

Other Income (Expense)
Interest expense	(7,967,000)	(6,905,000)	(15,805,000)	(14,137,000)
Gain on land condemnation	69,000	-	69,000	-
Interest income	11,000	21,000	24,000	21,000
Total other income (expense)	(7,887,000)	(6,884,000)	(15,712,000)	(14,116,000)

Net (loss)	(25,000)	(224,000)	(614,000)	(833,000)

Net loss attributable to noncontrolling interests	6,000	73,000	205,000	279,000

Net (loss) attributable to common shareholders	$(19,000)	$(151,000)	$(409,000)	$(554,000)

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	16,112,050	15,186,606	15,908,667	14,987,459

Other comprehensive income (loss):
Net (loss)	$(25,000)	$(224,000)	$(614,000)	$(833,000)
Other comprehensive income (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	94,000	690,000	591,000	(189,000)
Comprehensive income (loss)	69,000	466,000	(23,000)	(1,022,000)
Comprehensive (income) loss attributable to noncontrolling interests	(25,000)	(159,000)	6,000	341,000
Comprehensive income (loss) attributable to common shareholders	$44,000	$307,000	$(17,000)	$(681,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2024

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Common Shares								Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		Class ER		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	income (loss)	equity	partnership	equity
Balance, December 31, 2023	10,017,613	$100,000	5,768,982	$58,000	-	$-	-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	214,923	2,000	85,569	1,000	-	-	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	19,638	-	16,573	-					968,000			968,000	-	968,000
Repurchase of common shares	(52,959)	-	(251,315)	(3,000)	-	-	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	24,449	-	-	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	10,199,215	102,000	5,644,258	56,000	-	-	-	-	409,958,000	(65,664,000)	(31,000)	344,421,000	183,158,000	527,579,000
Net (loss)	-	-	-	-	-	-	-	-	-	(19,000)	-	(19,000)	(6,000)	(25,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	63,000	63,000	31,000	94,000
Issuance of common shares	111,513	1,000	380,982	4,000	-	-	-	-	13,523,000	-	-	13,528,000	-	13,528,000
Issuance of common shares under DRIP	21,991	-	19,613	-	-	-	-	-	1,116,000	-	-	1,116,000	-	1,116,000
Repurchase of common shares	(51,244)	-	(96,924)	(1,000)	-	-	-	-	(3,899,000)	-	-	(3,900,000)	-	(3,900,000)
Conversion of OP Units to common shares	-	-	45,492	1,000	-	-	-	-	1,223,000	-	-	1,224,000	(1,224,000)	-
Offering costs	-	-	-	-	-	-	-	-	(324,000)	-	-	(324,000)	-	(324,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,015,000)	-	(7,015,000)	(3,463,000)	(10,478,000)
Balance, June 30, 2024	10,281,475	$103,000	5,993,421	$60,000	-	$-	-	$-	$421,597,000	$(72,698,000)	$32,000	$349,094,000	$178,496,000	$527,590,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2023

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	(403,000)	-	(403,000)	(206,000)	(609,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(585,000)	(585,000)	(294,000)	(879,000)
Issuance of common shares	446,995	5,000	256,807	3,000	-	-	20,622,000	-	-	20,630,000	-	20,630,000
Redemption of common shares	(64,461)	(1,000)	(73,645)	(1,000)	-	-	(3,531,000)	-	-	(3,533,000)	-	(3,533,000)
Offering costs	-	-	-	-	-	-	(995,000)	-	-	(995,000)	-	(995,000)
Distributions	-	-	-	-	-	-	-	(6,423,000)	-	(6,423,000)	(3,275,000)	(9,698,000)
Balance, March 31, 2023	9,650,642	97,000	5,377,103	54,000	-	-	387,555,000	(37,587,000)	(585,000)	349,534,000	184,456,000	533,990,000
Net income	-	-	-	-	-	-	-	(151,000)	-	(151,000)	(73,000)	(224,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	458,000	458,000	232,000	690,000
Issuance of common shares	111,741	-	194,897	2,000	-	-	8,693,000	-	-	8,695,000	-	8,695,000
Redemption of common shares	(18,466)	-	(74,451)	(1,000)	-	-	(2,450,000)	-	-	(2,451,000)	-	(2,451,000)
Issuance of OP Units	-	-	37,479	-	-	-	1,014,000	-	-	1,014,000	(1,014,000)	-
Offering costs	-	-	-	-	-	-	(281,000)	-	-	(281,000)	-	(281,000)
Distributions	-	-	-	-	-	-	-	(6,600,000)	-	(6,600,000)	(3,268,000)	(9,868,000)
Balance, June 30, 2023	9,743,917	$97,000	5,535,028	$55,000	-	$-	$394,531,000	$(44,338,000)	$(127,000)	$350,218,000	$180,333,000	$530,551,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(614,000)	$(833,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	20,655,000	20,252,000
Provision for impairment	250,000	-
Gain on land condemnation	(69,000)	-
Amortization of deferred rent receivables/liabilities, net	(417,000)	(490,000)
Amortization of above/below-market lease intangibles, net	(1,325,000)	(1,178,000)
Amortization of assumed below/above-market debt, net	1,924,000	1,427,000
Amortization of lease incentives	128,000	110,000
Amortization of deferred financing costs	197,000	279,000
Amortization of deferred ground rent	81,000	81,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	136,000	(65,000)
Other assets	(265,000)	223,000
Due from affiliates	536,000	39,000
Accounts payable, accrued expenses and other liabilities	(108,000)	1,330,000
Due to affiliates	(173,000)	470,000
Net cash provided by operating activities	20,936,000	21,645,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(10,218,000)	(2,259,000)
Proceeds from land condemnation	122,000	-
Improvements of real estate	(420,000)	(410,000)
Advances on notes receivable from affiliated parties	(2,000)	(5,000)
Advances on RSLCA notes receivable from affiliated party	(74,508,000)	(73,291,000)
Repayments on RSLCA notes receivable from affiliated party	59,469,000	54,775,000
Net cash used in investing activities	(25,557,000)	(21,190,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	20,623,000	22,880,000
Offering costs from issuance of common shares	(772,000)	(1,276,000)
Repurchases of common shares	(11,963,000)	(5,984,000)
Proceeds from pending trade deposits	364,000	2,954,000
Proceeds from mortgage loans payable	-	65,430,000
Repayments of mortgage loans payable	(28,839,000)	(6,528,000)
Proceeds from revolving credit facilities	59,000,000	-
Repayments of revolving credit facilities	(15,000,000)	(73,311,000)
Payments of financing costs	(761,000)	(781,000)
Common shares distributions	(11,929,000)	(12,904,000)
Noncontrolling interests distributions	(6,714,000)	(6,557,000)
Net cash provided by / (used in) financing activities	4,009,000	(16,077,000)

Net (decrease) in cash, cash equivalents and restricted cash	(612,000)	(15,622,000)
Cash, cash equivalents and restricted cash at beginning of year	19,329,000	36,645,000
Cash, cash equivalents and restricted cash at end of period	$18,717,000	$21,023,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2024	2023
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$6,841,000	$7,956,000
Restricted cash	11,876,000	13,067,000
Cash, cash equivalents and restricted cash at end of period	$18,717,000	$21,023,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,834,000	$12,581,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,512,000	$3,302,000
Distributions reinvested into Class A and Class I common shares	$2,084,000	$-
Conversion of OP Units to Class I common shares	$1,885,000	$1,014,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 353 properties in 34 states (collectively, the “Trust Properties”) as of June 30, 2024. The Trust Properties are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Quarter Ended June 30, 2024

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of June 30, 2024.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.9 million as of June 30, 2024, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 353 properties in 34 states as of June 30, 2024. As of June 30, 2024, the Company’s portfolio was 98.4% leased and is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the six months ended June 30, 2024 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

Cost
Balance - beginning of year	$1,102,298,000
Acquisition	9,782,000
Improvements	420,000
Land condemnation	(53,000)
Provision for impairment	(250,000)
Balance - end of period	$1,112,197,000

Accumulated depreciation
Balance - beginning of year	$(62,243,000)
Depreciation expense	(14,424,000)
Balance - end of period	$(76,667,000)

Net book value - end of period	$1,035,530,000

Acquisition

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight during the three months ended June 30, 2024 (see Note 10. Related and Affiliated Party Transactions for further details).

An allocation of the purchase price, including acquisition costs, for this acquisition is as follows:

Land	$2,288,000
Building	6,915,000
Building and site improvements	579,000
Lease in-place intangible assets	993,000
10,775,000
Liabilities assumed:
Lease below-market intangible liabilities	(557,000)
Purchase price (including acquisition costs)	$10,218,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and six months ended June 30, 2024 and 2023. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income. Rental revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Base rents	$17,039,000	$16,063,000	$34,060,000	$32,093,000
Tenant reimbursables	2,124,000	1,852,000	4,730,000	4,286,000
Straight-line rent adjustments	199,000	238,000	417,000	490,000
Above/below market lease amortization, net	701,000	587,000	1,325,000	1,178,000
Lease termination income	-	220,000	-	440,000
	$20,063,000	$18,960,000	$40,532,000	$38,487,000

Concentration of Credit Risk

As of June 30, 2024, the Company’s portfolio is occupied by 36 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the six months ended June 30, 2024:

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

The Company’s notes receivable under the RSLCA are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $37.3 million as of June 30, 2024.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million as of June 30, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million as of June 30, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of June 30, 2024:

				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$98,730,000	$(37,678,000)	$61,052,000	7.1
Above-market leases	3,489,000	(1,379,000)	2,110,000	5.8
Total intangible lease assets, net	$102,219,000	$(39,057,000)	$63,162,000

Below-market leases	$32,741,000	$(9,146,000)	$23,595,000	10.8

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net adjustment to rental revenue	$701,000	$587,000	$1,325,000	$1,178,000

Amortization of in-place leases	$3,054,000	$3,377,000	$6,216,000	$6,828,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2024	$5,932,000	$(223,000)	$1,462,000	$1,239,000
2025	11,467,000	(439,000)	2,916,000	2,477,000
2026	10,338,000	(400,000)	2,854,000	2,454,000
2027	8,519,000	(302,000)	2,417,000	2,115,000
2028	6,372,000	(255,000)	2,182,000	1,927,000
Thereafter	18,424,000	(491,000)	11,764,000	11,273,000
Total	$61,052,000	$(2,110,000)	$23,595,000	$21,485,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2024, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $526.9 million. As of June 30, 2024, the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $563.2 million. The fair value of the Company’s outstanding revolving credit facility approximated its carrying value at June 30, 2024.

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

Quarter Ended June 30, 2024

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

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the six months ended June 30, 2024. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in other assets on the condensed consolidated balance sheet as of June 30, 2024 (see Note 7. Debt, for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at June 30, 2024:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$48,000	Feb 2028	Other assets

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of June 30, 2024. Fixed-rate mortgage loans payable are composed of the following as of June 30, 2024:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

			June 30, 2024
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			575,453,000	4.29%	(c)
Unamortized issuance costs, net			(984,000)
Unamortized below market debt discount, net			(11,310,000)
			$563,159,000

(a)
These fixed-rate mortgages are recourse loans pursuant to their pre-defined loan terms.
(b)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(c)
The weighted average effective interest rate on mortgage loans payable was 5.04% as of June 30, 2024.

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024 and an $18.0 million mortgage loan payable by its contractual maturity date of June 1, 2024.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including,

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

but not limited to, limits on indebtedness, certain investments and distributions. As of June 30, 2024, the Company has borrowed $44.0 million under this credit facility and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of June 30, 2024, ExchangeRight has no borrowings under this secured revolving line of credit resulting in $80.0 million available for borrowing by the Company and ExchangeRight as of June 30, 2024. The Company had no outstanding borrowings under this revolving line of credit as of June 30, 2024.

Additionally, in January 2021, the Company entered into a revolving line of credit. The revolving line of credit agreement, as amended in December 2023, had a maturity date of January 15, 2025, and bore interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding. The revolving line of credit required monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which was repaid in full on May 31, 2024. Upon this repayment, this revolving line of credit was terminated.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding debt are as follows:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2024	$16,902,000	$-	$16,902,000
2025	96,501,000	-	96,501,000
2026	77,445,000	-	77,445,000
2027	134,223,000	44,000,000	178,223,000
2028	182,587,000	-	182,587,000
Thereafter	67,795,000	-	67,795,000
	$575,453,000	$44,000,000	$619,453,000

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

Class ER Common Shares

On May 30, 2024, the Company classified and designated a new class of common shares of beneficial interest, $0.01 par value per share of the Company designated as Class ER Common Shares. Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Common Shares to Class I Common Shares on a 1:1 basis. Each Class ER Common Shareholder desiring to exercise the redemption rights must give written notice of redemption to the Company at least 15 calendar days prior to the scheduled redemption date. Subject to applicable law, the Company will effect any redemption by paying cash for each Class ER Common Share to be redeemed equal to the original purchase price per share paid by the redeeming shareholder for the Class ER Common Shares. The Class ER Common Shares have no other redemption rights and are not eligible for repurchase or redemption under the Company’s share repurchase program.

The Class ER Common Shares are subject to conversion under certain additional circumstances. First, the Class ER Common Shares are subject to mandatory conversion upon a conversion event, which is generally defined as a listing of the Common Shares on a national securities exchange or a change in control transaction involving the Operating Partnership or the Company. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares of the Company, on a 1:1 basis, upon a conversion event, unless, at least five days before the effective date of such conversion event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such conversion event. Any such determination will not preclude the conversion of Class ER Common Shares into Class I Common Shares in connection with the occurrence of any successive conversion event.

The Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common Shareholder’s purchase of Class ER Common Shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares into an equal number of Class I Common Shares, on a 1:1 basis. The Trustee will provide written notice to the affected shareholder of its intent to exercise the conversion rights described in the preceding sentence no less than 30 calendar days prior to any such conversion date.

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares and Class S Common Shares. As of June 30, 2024, the Company had not issued any Class ER Common Shares.

Class A, Class I, and Class S Common Shares

The Company’s other common shares consist of Class A Common Shares, Class I Common Shares and Class S Common Shares. The Class A, Class I and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares on any securities exchange pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof.

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class A Common Shares, Class I Common Shares, Class S Common Shares, and Class ER Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2024 and December 31, 2023, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S and Class ER common shares offering prices in effect for the six months ended June 30, 2024:

	Offering price
Effective date	Class I	Class A	Class S	Class ER
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04	n/a
January 24, 2024 through April 16, 2024	$26.99	$28.70	$27.97	n/a
April 17, 2024 through June 12, 2024	$27.14	$28.86	$28.12	n/a
June 13, 2024 through June 30, 2024	$27.14	$28.86	$28.12	$28.97

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended June 30, 2024, the Company repurchased 96,924 Class I Common Shares and 51,244 Class A Common Shares totaling $3.9 million under the share repurchase program. During the six months ended June 30, 2024, the Company repurchased 348,240 Class I Common Shares and 104,203 Class A Common Shares totaling $12.0 million under the share repurchase program.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through June 30, 2024. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the six months ended June 30, 2024:

	Class A	Class I
January	$0.1449	$0.1449
February	$0.1449	$0.1449
March	$0.1449	$0.1449
April	$0.1449	$0.1449
May	$0.1449	$0.1449
June	$0.1449	$0.1449
	$0.8694	$0.8694

Cumulative distributions relating to Class A Common Shares and Class I Common Shares, and Operating Partnership units (“OP Units”) totaling $3.5 million were declared but not yet paid as of June 30, 2024 and have been included in distributions

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of June 30, 2024 were paid in cash or reinvested in the Company’s common shares in July 2024.

Noncontrolling Interests

The Operating Partnership had 7,969,003 Units outstanding as of June 30, 2024. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. 45,492 OP Units were exchanged for the same number of Class I Common Shares during the three months ended June 30, 2024. 69,941 OP Units were exchanged for the same number of Class I Common Shares during the six months ended June 30, 2024,

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

The Company acquired a property from an unaffiliated entity on May 30, 2024. As outlined in the asset management agreement, the Company paid a 1% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight during the three months ended June 30, 2024. This acquisition fee was included as part of the purchase price consideration for this related acquisition.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class A Common Shares, Class I Common Shares, Class S Common Shares, Class ER Common Shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, A, S and ER Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million and $0.2 million were included in total equity for the three and six months ended June 30, 2024, respectively, for which the Company was obligated to pay the Sponsor. In addition, Class A Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.2 million and $0.6 million and were included in total equity for the three and six months ended June 30, 2024, respectively.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2024, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of June 30, 2024.

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

Quarter Ended June 30, 2024

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

There was no performance participation earned or paid during the three and six months ended June 30, 2024 and 2023, respectively.

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

Asset management and property management fees for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024		2023	2024		2023
Asset management fees	$32,000	(a)	$450,000	$169,000	(a)	$894,000
Property management fees	$13,000	(b)	$176,000	$200,000	(b)	$353,000

(a) Asset management fees are net of $0.5 million for the three months ended June 30, 2024 and $0.8 million for the six months ended June 30, 2024 in fees which were irrevocably waived by the asset manager.

(b) Property management fees are net of $0.2 million for the three and six months ended June 30, 2024 in fees which were irrevocably waived by the property manager.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three and six months ended June 30, 2024 and 2023, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2024 and 2023, respectively:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2024

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator
Net (loss)	$(25,000)	$(224,000)	$(614,000)	$(833,000)
Net loss attributable to noncontrolling interests	6,000	73,000	205,000	279,000
Net (loss) attributable to common shareholders, basic and diluted	$(19,000)	$(151,000)	$(409,000)	$(554,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,112,050	15,186,606	15,908,667	14,987,459

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.04)

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

Common Share Activity

The Company issued 17,969 Class A Common Shares and 70,353 Class I Common Shares (excluding the 15,134 OP Units that were exchanged for same number of Class I Common Shares discussed below) totaling $2.4 million in proceeds from July 1, 2024 through the date of issuance of this report.

The Company repurchased 51,383 Class A Common Shares totaling $1.4 million and 160,642 Class I Common Shares totaling $4.2 million from April 1, 2024 through the date of this report. Additionally, 15,134 OP Units were exchanged for the same number of Class I Common Shares from July 1, 2024 through the issuance of this report.

The Company adjusted the offering price of its common shares effective July 19, 2024 as follows:

	Offering price
Effective date	Class I	Class A	Class S
July 19, 2024	$27.26	$28.98	$28.25

Amendment to Revolving Credit Facility

On July 23, 2024, the Operating Partnership and the Company increased its revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. All other terms under the revolving credit facility were not changed as a result of this amendment.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 353 properties in 34 states as of June 30, 2024. These properties were 98.4% leased as of June 30, 2024 and are occupied by 36 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the first half of 2024, global markets continued to experience volatility, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, persistent inflation, elevated interest rate levels, and uneven economic growth. Inflation persisted at elevated levels compared to historical norms in many major economies around the world, prompting uncertainty over whether and to what extent central banks will ease monetary policy over the remainder of 2024, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of June 30, 2024. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Effective May 30, 2024, the Company created a new class of Common Shares, designated as the Class ER Common Shares. For a description of the preferences, rights, restrictions, qualifications, and terms and conditions of the Class ER Common Shares, see “Common Shares and Noncontrolling Interests” below. As of June 30, 2024, no Class ER Common Shares were issued and outstanding.

Highlights for the Six Months Ended June 30, 2024

Operating Results

The June 2024 distribution marked the 63rd consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $20.8 million for the six months ended June 30, 2024. As of June 30, 2024, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.38% annualized return, based on the $0.1449 per share distribution rate and $27.26 NAV per share as of June 30, 2024. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of June 30, 2024 and current offering price of the Company’s common shares:

	Class I	Class A	Class S	Class ER
Offering price (effective July 19, 2024)	$27.26	$28.98	$28.25	$28.97
Annualized distribution rate (1)	6.41%	6.02%	5.30%	6.00%
Trailing 12 month total return (2)	4.54%	-1.67%	n/a	n/a
Three-year total annual return (2)	8.30%	5.83%	n/a	n/a
Inception-to-date total annual return (2)	8.76%	7.09%	n/a	n/a

(1) The annualized distribution rate is calculated by the June 30, 2024 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s June 30, 2024 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.

(2) Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

The Company remained 100% collected on its rents across all of its tenants in the portfolio for the six months ended June 30, 2024, and through the inception of the Company to date.

Leasing

The Company’s portfolio is 98.4% leased and its weighted average lease term as of June 30, 2024 is 6.3 years. The Company executed three lease renewals during the six months ended June 30, 2024 with average lease extensions of 60 months and average new rents over rents prior to the renewal of 9.6% for the period.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of June 30, 2024, the Company has borrowed $44.0 million under this credit facility and is in compliance with all financial covenants.

The Company has experienced minimal immediate term impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of June 30, 2024. The Company has experienced regular net inflows of shareholder capital. All redemption requests, representing approximately 4.2% of inception-to-date total equity raised through June 30, 2024, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of June 30, 2024:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Dollar General	25	92	117	1,109,300	$12,160,600	17.7%	$10.96	5.1
Walgreens	19	14	33	476,800	$10,869,600	15.8%	$22.80	5.0
Tractor Supply	14	5	19	390,500	$5,429,800	7.9%	$13.90	6.6
Family Dollar	26	12	38	328,700	$4,183,100	6.1%	$12.73	3.8
Hobby Lobby	8	1	9	513,400	$4,075,200	5.9%	$7.94	5.5
Advance Auto Parts	27	5	32	233,900	$3,554,900	5.2%	$15.20	4.0
Stop & Shop	-	1	1	102,100	$2,940,000	4.3%	$28.80	12.4
Fresenius Medical Care	9	2	11	94,300	$2,916,200	4.2%	$30.92	6.3
CVS Pharmacy	8	1	9	111,200	$2,675,500	3.9%	$24.06	5.2
Pick ’n Save	1	1	2	123,500	$1,988,100	2.9%	$16.10	5.3
Napa Auto Parts	-	18	18	155,000	$1,850,300	2.7%	$11.94	11.8
Kroger	3	-	3	200,100	$1,624,500	2.4%	$8.12	7.0
Publix	2	-	2	96,800	$1,548,400	2.3%	$16.00	15.9
Hy-Vee	-	1	1	101,200	$1,415,800	2.1%	$13.99	14.6
BioLife Plasma Services L.P.	-	3	3	45,600	$2,028,500	3.0%	$44.48	11.5
First Midwest Bank	-	3	3	41,600	$1,333,500	1.9%	$32.06	5.5
AutoZone	7	2	9	65,900	$1,003,700	1.5%	$15.23	2.6
Dollar Tree	9	-	9	84,200	$921,400	1.3%	$10.94	3.8
Giant Eagle	1	-	1	81,800	$850,700	1.2%	$10.40	6.8
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.1%	$17.67	7.3
Goodwill	2	-	2	42,800	$653,200	1.0%	$15.26	5.9
Sherwin Williams	7	-	7	45,400	$577,200	0.8%	$12.71	2.4
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	3.0
O'Reilly	5	1	6	41,400	$557,900	0.8%	$13.48	4.9
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	4.6
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	9.3
PNC Bank, N.A.	-	1	1	6,100	$266,800	0.4%	$43.74	4.3
Home Goods	1	-	1	22,200	$255,800	0.4%	$11.52	6.8
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	2.7
The Christ Hospital	-	1	1	9,300	$181,300	0.3%	$19.49	3.5
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	6.6
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	2.5
BB&T Bank	-	1	1	2,700	$105,500	0.2%	$39.07	4.5
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	1.7
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	2.3
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	9.0
Total	183	167	350	4,683,500	$68,681,100	100.0%	$14.66	6.3
Vacant				74,400
Total Portfolio				4,757,900

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2024, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of June 30, 2024:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	164	1,522,200	32.0%	$17,265,100	25.1%
Pharmaceutical Retailers	42	588,000	12.4%	13,545,100	19.7%
Grocery	13	797,900	16.8%	11,532,100	16.8%
Discount Automotive	65	496,200	10.4%	6,966,800	10.1%
Farm and Rural Supply	19	390,500	8.2%	5,429,800	7.9%
Discount Specialty Retail	13	586,900	12.3%	5,119,900	7.5%
Medical Care	12	98,900	2.1%	3,109,300	4.5%
Banking Services	6	54,900	1.2%	1,822,500	2.7%
Healthcare Providers	5	58,300	1.2%	2,286,800	3.3%
Paint and Supplies	7	45,400	1.0%	577,200	0.8%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Total	350	4,683,500	98.4%	$68,681,100	100.0%
Vacant		74,400	1.6%
Total Portfolio		4,757,900	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2024, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of June 30, 2024 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	4	31,300	0.7%	$372,400	0.5%	$11.90
2025	20	163,200	3.5%	1,956,300	2.8%	$11.99
2026	42	487,200	10.4%	5,786,600	8.4%	$11.88
2027	40	561,200	12.0%	8,293,800	12.1%	$14.78
2028	59	612,300	13.1%	10,049,800	14.6%	$16.41
2029	40	464,400	9.9%	6,473,100	9.4%	$13.94
2030	33	474,300	10.1%	7,404,400	10.8%	$15.61
2031	43	673,500	14.4%	9,305,700	13.5%	$13.82
2032	29	456,100	9.7%	6,199,100	9.0%	$13.59
2033	10	131,500	2.8%	2,116,800	3.1%	$16.10
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,324,300	1.9%	$18.55
2036	6	140,500	3.0%	3,521,400	5.1%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	3	164,400	3.5%	2,846,100	4.1%	$17.31
2040	1	48,400	1.0%	750,100	1.1%	$15.50
Total	350	4,683,500	100.0%	$68,681,100	100.0%	$14.66

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2024, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of June 30, 2024:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.0%	$7,278,700	10.6%
Ohio	44	579,400	12.2%	6,820,800	9.9%
Texas	37	403,500	8.5%	5,964,500	8.7%
Louisiana	41	420,400	8.8%	5,080,700	7.4%
Wisconsin	20	342,800	7.2%	5,025,100	7.3%
Florida	22	240,400	5.1%	3,808,100	5.5%
Alabama	14	268,800	5.6%	3,491,900	5.1%
Georgia	14	264,300	5.6%	3,039,400	4.4%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.1%	2,940,000	4.3%
Indiana	11	245,000	5.1%	2,682,400	3.9%
North Carolina	14	210,000	4.4%	2,536,600	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,114,500	3.1%
Michigan	5	102,100	2.1%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Virginia	6	91,800	1.9%	1,367,000	2.0%
Missouri	7	72,700	1.5%	1,366,800	2.0%
Nevada	2	31,100	0.7%	1,082,800	1.6%
Arizona	2	32,100	0.7%	880,500	1.3%
New Jersey	3	33,000	0.7%	702,000	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Oklahoma	4	53,800	1.1%	571,300	0.8%
Connecticut	3	38,000	0.8%	550,500	0.8%
California	2	35,000	0.7%	499,000	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	309,300	0.5%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	350	4,757,900	100.0%	$68,681,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2024, no tenants were in a free rent concession period.

Activity for the Six Months Ended June 30, 2024

Acquisition

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight during the three months ended June 30, 2024. This acquisition was accounted for as an asset acquisition and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on its relative fair value.

RSLCA Notes Receivable from Related Party

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $15.0 million during the six months ended June 30, 2024 increasing the balance of the RSLCA notes receivable to $37.3 million at June 30, 2024.

Mortgage Loans Payable

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024 and an $18.0 million mortgage loan payable by its contractual maturity date of June 1, 2024.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of June 30, 2024, the Company and ExchangeRight had no borrowings outstanding under this revolving line of credit resulting in $80.0 million available for borrowing by the Company and ExchangeRight as of June 30, 2024.

Additionally, in January 2021, the Company entered into a revolving line of credit. The revolving line of credit agreement, as amended in December 2023, had a maturity date of January 15, 2025, and bore interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding. The revolving line of credit required monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which was repaid in full on May 31, 2024. Upon this repayment, this unsecured revolving line of credit was terminated.

Common Shares and Noncontrolling Interests

On May 30, 2024, the Company classified and designated a new class of common shares of beneficial interest, $0.01 par value per share of the Company designated as Class ER Common Shares. Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Commons Share to Class I Common Shares on a 1:1 basis. Each Class ER Common Shareholder desiring to exercise the redemption rights must give written notice of redemption to the Company at least 15 calendar days prior to the scheduled redemption date. Subject to applicable law, the Company will effect any redemption by paying cash for each Class ER Common Share to be redeemed equal to the original purchase price per share paid by the redeeming shareholder for the Class ER Common Shares. The Class ER Common Shares have no other redemption rights and are not eligible for repurchase or redemption under the Company’s share repurchase program.

The Class ER Common Shares are subject to conversion under certain circumstances. First, the Class ER Common Shares are subject to mandatory conversion upon a conversion event, which is generally defined as a listing of the Common Shares on a national securities exchange or a change in control transaction involving the Operating Partnership or the Company. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares of the Company, on a 1:1 basis, upon a conversion event, unless, at least five days before the effective date of such conversion event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such conversion event. Any such determination will not preclude the conversion of Class ER Common Shares into Class I Common Shares in connection with the occurrence of any successive conversion event.

The Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common Shareholder’s purchase of Class ER Common Shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares into an equal number of Class I Common Shares, on a 1:1 basis. The Trustee will provide written notice to the affected shareholder of its intent to exercise the conversion rights described in the preceding sentence no less than 30 calendar days prior to any such conversion date.

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares and Class S Common Shares. As of June 30, 2024, the Company has not issued any Class ER Common Shares.

The following table provides a summary of certain Class I, Class A, Class S and Class ER Common Shares attributes during the six months ended June 30, 2024:

	Offering price
Effective date	Class I	Class A	Class S	Class ER
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04	n/a
January 24, 2024 through April 16, 2024	$26.99	$28.70	$27.97	n/a
April 17, 2024 through June 12, 2024	$27.14	$28.86	$28.12	n/a
June 13, 2024 through June 30, 2024	$27.14	$28.86	$28.12	$28.97

The Company issued 400,595 Class I Common Shares and 133,504 Class A Common Shares resulting in an aggregate of $14.6 million in proceeds to the Company during the three months ended June 30, 2024. No Class S Common Shares or Class ER Common Shares were issued during the three months ended June 30, 2024. The Company issued 502,738 Class I Common Shares and 368,065 Class A Common Shares resulting in an aggregate of $24.1 million in proceeds to the Company during the six months ended June 30, 2024. No Class ER or Class S Common Shares were issued during the six months ended June 30, 2024.

The Company redeemed 96,924 Class I Common Shares and 51,244 Class A Common Shares totaling $3.9 million during the three months ended June 30, 2024. The Company redeemed 348,240 Class I Common Shares and 104,203 Class A Common Shares totaling $12.0 million during the six months ended June 30, 2024.

There were no OP Units issued by the Operating Partnership during the three and six months ended June 30, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

As of June 30, 2024, the Company owned 353 properties that were 98.4% leased. As of June 30, 2023, the Company owned 337 properties that were 99.7% leased. The following table details the Company’s results of operations for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,
	2024	2023	Change
Rental revenue	$20,063,000	$18,960,000	$1,103,000
Interest income on notes receivable from affiliates	1,093,000	1,280,000	(187,000)
Other	23,000	40,000	(17,000)
Property operating expenses	(2,636,000)	(2,192,000)	(444,000)
Management fees to affiliates	(45,000)	(626,000)	581,000
General and administrative expenses	(349,000)	(707,000)	358,000
Depreciation and amortization	(10,287,000)	(10,095,000)	(192,000)
Interest expense	(7,967,000)	(6,905,000)	(1,062,000)
Gain on land condemnation	69,000	-	69,000
Interest income	11,000	21,000	(10,000)
Net (loss)	$(25,000)	$(224,000)	$199,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $1.1 million, or 5.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The rental revenues associated with these properties were $1.4 million and $0 for the three months ended June 30, 2024 and 2023, respectively. This increase was offset by a decrease in lease termination income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $0.2 million lower during the three months ended June 30, 2024 as a result of an approximate $6.4 million decrease in the average daily outstanding balance of the RSLCA during the three months ended June 30, 2024 versus the three months ended June 30, 2023.

Property operating expenses increased $0.4 million, or 20.3% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in property operating expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023 as well as increase in property tax expense in certain jurisdictions. These increases were offset by decreases in general repairs and maintenance costs.

Management fees to affiliates decreased $0.6 million, or 93.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Asset management fees decreased $0.4 million and property management fees decreased $0.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively. Asset management fees for the three months ended June 30, 2024 consisted of $0.5 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager.

General and administrative expenses decreased $0.4 million, or 50.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in audit, tax and legal fees. During the three months ended June 30, 2023, the Company incurred additional audit and legal fees in connection with its Form 10 registration statement.

Depreciation and amortization increased $0.2 million, or 1.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is mainly attributable to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The depreciation and amortization associated with these properties totaled $0.8 million and $0 for the three months ended June 30, 2024 and 2023, respectively. This increase was offset by a decrease in depreciation and amortization expense as a result of certain intangible assets being fully depreciated.

Interest expense increased $1.1 million, or 15.4%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of (1) an increase in interest expense of $0.5 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $43.5 million mortgage loan payable in connection with the acquisition of 15 properties via a merger agreement with one former 1031-exchangeable portfolio on August 31, 2023, and (3) an increase of $0.3 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by a minor decrease in interest expense on the Company’s mortgage debt as certain mortgage debt was paid off upon maturity.

Gain on land condemnation during the three months ended June 30, 2024 related to the receipt of funds in connection with an easement at one of the Company’s properties.

Comparison of the Six Months Ended June 30, 2024 and 2023

As of June 30, 2024, the Company owned 353 properties that were 98.4% leased. As of June 30, 2023, the Company owned 337 properties that were 99.7% leased. The following table details the Company’s results of operations for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
	2024	2023	Change
Rental revenue	$40,532,000	$38,487,000	$2,045,000
Interest income on notes receivable from affiliates	2,016,000	2,446,000	(430,000)
Other	51,000	46,000	5,000
Property operating expenses	(5,541,000)	(5,062,000)	(479,000)
Management fees to affiliates	(369,000)	(1,247,000)	878,000
General and administrative expenses	(686,000)	(1,135,000)	449,000
Depreciation and amortization	(20,655,000)	(20,252,000)	(403,000)
Provision for impairment	(250,000)	-	(250,000)
Interest expense	(15,805,000)	(14,137,000)	(1,668,000)
Gain on land condemnation	69,000	-	69,000
Interest income	24,000	21,000	3,000
Net (loss)	$(614,000)	$(833,000)	$219,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $2.0 million, or 5.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The rental revenues associated with these properties were $2.8 million and $0 for the six months ended June 30, 2024 and 2023, respectively. This increase was offset by a decrease in lease termination income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $0.4 million lower during the six months ended June 30, 2024 as a result of an approximate $7.3 million decrease in the average daily outstanding balance of the RSLCA during the six months ended June 30, 2024 versus the six months ended June 30, 2023.

Property operating expenses increased $0.5 million, or 9.5%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in property operating expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. These increases were offset by decreases in general repairs and maintenance.

Management fees to affiliates decreased $0.9 million, or 70.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Asset management fees decreased $0.7 million and property management fees decreased $0.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, respectively. Asset management fees for the six months ended June 30, 2024 consisted of $0.9 million of earned fees per the management agreement, net of $0.8 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.4 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager.

General and administrative expenses decreased $0.4 million, or 39.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in audit, tax and legal fees. During the six months ended June 30, 2023, the Company incurred additional audit and legal fees in connection with its Form 10 registration statement.

Depreciation and amortization increased $0.4 million, or 2.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is mainly attributable to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The depreciation and amortization associated with these properties totaled $1.6 million and $0 for the six months ended June 30, 2024 and 2023, respectively. This increase was offset by a decrease in depreciation and amortization expense as a result of certain intangible assets being fully depreciated.

Provision for impairment during the six months ended June 30, 2024 related to the impairment of one property. The estimation and evaluation of this impairment charge relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company.

Interest expense increased $1.7 million, or 11.8%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of (1) the assumption of a $43.5 million mortgage loan payable from the acquisition of 15 properties via merger agreements with one former 1031-exchangeable portfolios on August 31, 2023, (2) an increase in interest expense of $0.8 million related to the Company's borrowings under its revolving lines of credit, (3) an increase of $0.5 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by a slight decrease in interest expense on the Company’s mortgage debt as certain mortgage debt was paid off upon maturity.

Gain on land condemnation during the six months ended June 30, 2024 related to the receipt of funds related to an easement at one of the Company’s properties.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Class A and Class I Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, secured financings or a line of credit.

The Company received payment of 100% of contractual base rents during the six months ended June 30, 2024. The Company’s strategy targets properties with net leases to insulate our shareholders from rising costs and surprise repair costs that affect other types of real estate investments. Longer lease terms primarily with investment-grade national tenants successfully operating in historically recession-resilient sectors are also intended to provide stable income that can help bridge economic cycles.

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $15.0 million during the six months ended June 30, 2024 increasing the balance of the RSLCA notes receivable to $37.3 million at June 30, 2024.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the six months ended June 30, 2024. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

In January 2021, the Company entered into a revolving line of credit. The revolving line of credit agreement, as amended in December 2023, had a maturity date of January 15, 2025, and bore interest at a rate per annum equal to the prime rate currently in effect with an interest rate floor of 6.00%, while outstanding. The unsecured revolving line of credit required monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which was repaid in full on May 31, 2024. Upon this repayment, this unsecured revolving line of credit was terminated.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of June 30, 2024, ExchangeRight has no borrowings under this secured revolving line of credit resulting in $80.0 million available for borrowing by the Company and ExchangeRight as of June 30, 2024. The Company had no outstanding borrowings under this revolving line of credit as of June 30, 2024.

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

Fixed-rate mortgage loans payable were composed of the following as of June 30, 2024:

			June 30, 2024
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	10/1/2024	16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000	3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			575,453,000	4.29%	(c)
Unamortized issuance costs, net			(984,000)
Unamortized below market debt discount, net			(11,310,000)
			$563,159,000

(a)
These fixed-rate mortgages are recourse loans pursuant to their pre-defined loan terms.

(b)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(c)
The weighted average effective interest rate on mortgage loans payable was 5.04% as of June 30, 2024.

The following table details the Company’s scheduled debt maturities as of June 30, 2024:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2024	$16,902,000	$-	$16,902,000
2025	96,501,000	-	96,501,000
2026	77,445,000	-	77,445,000
2027	134,223,000	44,000,000	178,223,000
2028	182,587,000	-	182,587,000
Thereafter	67,795,000	-	67,795,000
	$575,453,000	$44,000,000	$619,453,000

The mortgage loans payable mature at various dates from October 2024 through January 2031. The Company intends to repay the mortgage debt maturing in 2024 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.9 million in restricted cash as of June 30, 2024.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are summarized below:

	Six months ended June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$20,936,000	$21,645,000
Investing activities	$(25,557,000)	$(21,190,000)
Financing activities	$4,009,000	$(16,077,000)

Operating Activities

Net cash from operating activities was $20.9 million and $21.6 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows from operations decreased $0.7 million, or 3.3%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due an increase in cash paid for interest of $1.3 million and a decrease in interest income of $0.4 million from the RSLCA and notes receivable from affiliated parties, which was partially offset by an increase in the results for the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023.

Investing Activities

Net cash flows used in investing activities were primarily the result of the net advances/repayments on the RLSCA, a property acquisition, and leasehold improvements. During the six months ended June 30, 2024, the Company had $15.0 million in net advances under the RSLCA, acquired a property for a total cash outlay of $10.2 million, and incurred expenditures of $0.4 million for improvements of real estate. These cash outflows were offset by $0.1 million in proceeds received from the sale of real estate as a result of a condemnation settlement at one property. During the six months ended June 30, 2023, the Company had $18.5 million in net advances under the RSLCA, acquired a property for a total cash outlay of $2.3 million and incurred expenditures of $0.4 million for improvements of real estate.

Financing Activities

During the six months ended June 30, 2024, the Company had balloon mortgage loan repayments of $28.8 million, redemptions of $12.0 million of Class A and Class I Common Shares, distributions of $11.9 million to the holders of Class A and Class I Common Shares, distributions of $6.7 million to the holders of OP Units, and financing costs of $0.8 million relating to revolving line of credit entered into in Mary 2024, which was offset by net borrowings of $44.0 million from its revolving credit facilities, net proceeds of $19.9 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $0.4 million.

During the six months ended June 30, 2023, the Company had net repayments of $73.3 million from its revolving credit facilities, distributions of $12.9 million to the holders of Class A and Class I Common Shares, distributions of $6.6 million to the holders of OP Units, mortgage loans payable repayments of $6.5 million, redemptions of $6.0 million of Class A and Class I Common Shares and financing costs of $0.8 million relating to the two mortgage loans payable entered into in February 2023, which was offset by proceeds of $65.4 million relating to two mortgage loans payable entered into in February 2023, proceeds, net of offering costs, of $21.6 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $3.0 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through June 30, 2024. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.5 million were declared but not yet paid as of June 30, 2024. The unpaid distributions as of June 30, 2024 were paid in cash or settled in common shares under the Company's Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during July 2024.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share and Class I Common Share for the six months ended June 30, 2024 and 2023, respectively:

	Six months ended
	June 30, 2024		June 30, 2023
	Class A	Class I	Class A	Class I
January	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449
April	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449
	$0.8694	$0.8694	$0.8694	$0.8694

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the six months ended June 30, 2024:

	Common Shares		Total
Share Class	Issued		Reinvestment
Class I	27,132	(a)	$727,000	(a)
Class A	41,629		1,115,000
Class S	-		-
Class ER	-		-
Total	68,761		$1,842,000

(a) Includes the issuance of 9,054 Class I Common Shares totaling $243,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our distributions during the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Cash Distributions
Class A and Class I Common Shares	$11,929,000	$12,904,000
Noncontrolling interests	6,714,000	6,557,000
Total cash distributions	$18,643,000	$19,461,000

Sources of Distributions
Cash flows from operating activities (a)	$18,643,000	$19,461,000

Cash flows from operating activities	$20,936,000	$21,645,000
Funds from Operations (“FFO”) (b)	$20,290,000	$19,469,000
Adjusted FFO (b)	$20,809,000	$19,647,000

(a)
As of June 30, 2024, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the six months ended June 30, 2024 and 2023, respectively, is provided beginning on page 37 below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at June 30, 2024:

	Mortgage loans	Line of	Interest	Operating ground
Year	payable	credit	payments (a)	lease obligation	Total
2024	$16,902,000	$-	$13,845,000	$143,000	$30,890,000
2025	96,501,000	-	25,315,000	285,000	122,101,000
2026	77,445,000	-	21,948,000	285,000	99,678,000
2027	134,223,000	44,000,000	15,600,000	285,000	194,108,000
2028	182,587,000	-	3,912,000	285,000	186,784,000
Thereafter	67,795,000	-	3,302,000	28,745,000	99,842,000
Total	$575,453,000	$44,000,000	$83,922,000	$30,028,000	$733,403,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of June 30, 2024.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million and $0.2 million were included in total equity for the three and six months ended June 30, 2024, for which the Company was obligated to reimburse ExchangeRight.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of June 30, 2024 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes in such critical accounting policies during the six months ended June 30, 2024.

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

Inflation

During the first half of 2024, global markets continued to experience volatility, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, persistent inflation, elevated interest rate levels, and uneven economic growth. Inflation persisted at elevated levels compared to historical norms in many major economies around the world, prompting uncertainty over whether and to what extent central banks will ease monetary policy over the next several quarters of 2024, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of June 30, 2024. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Adjusted FFO for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net (loss) attributable to common shareholders	$(19,000)	$(151,000)	$(409,000)	$(554,000)
Depreciation and amortization	10,321,000	10,121,000	20,723,000	20,302,000
Gain on land condemnation	(69,000)	-	(69,000)	.
Provision for impairment	-	-	250,000	-
Net (loss) attributable to noncontrolling interests	(6,000)	(73,000)	(205,000)	(279,000)
FFO applicable to diluted common shares	10,227,000	9,897,000	20,290,000	19,469,000
Adjustments:
Straight-line rent adjustments	(199,000)	(238,000)	(417,000)	(490,000)
Above/below market lease amortization, net	(701,000)	(587,000)	(1,325,000)	(1,178,000)
Amortization of deferred financing costs	124,000	74,000	197,000	279,000
Above/below market debt amortization, net	968,000	714,000	1,924,000	1,427,000
Straight-line ground rent adjustments	41,000	40,000	81,000	81,000
Amortization of tax incentive financing arrangement	29,000	29,000	59,000	59,000
Adjusted FFO applicable to diluted common shares	$10,489,000	$9,929,000	$20,809,000	$19,647,000

FFO per diluted common shares	$0.42	$0.44	$0.85	$0.86
Adjusted FFO per diluted common shares	$0.44	$0.44	$0.87	$0.87

Weighted average number of diluted common shares (a):
Common shares	16,112,050	15,186,606	15,908,667	14,987,459
OP Units	7,969,003	7,520,973	7,991,884	7,537,824
	24,081,053	22,707,579	23,900,551	22,525,283

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

We will cause our real property portfolio to be valued quarterly by an independent valuation firm, which will apply the fair value methodologies detailed within the Financial Accounting Standards Board ASC Topic 820, Fair Value Measurements and Disclosures. An independent valuation firm will review information provided by our Trustee regarding the properties we own as of the end of the quarter including location, building size, tenancy, lease rates, lease term and various other relevant metrics. The independent valuation firm will also research and analyze market data and valuation benchmarks in connection with each quarterly valuation. The independent valuation firm will utilize the income approach (i.e., discounted cash flow) to value and may perform the following actions in connection with its quarterly valuations:

•
Hold interviews with the employees of our Trustee regarding historical valuation methodology, expertise of the portfolio, and industry expertise;
•
Independently research comparable portfolio transactions and individual property transactions;
•
Review third-party market reports; and
•
Independently review tenant leases for the subject properties.

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

The Company’s total NAV presented in the following tables includes the NAV of our Class A, Class I, and Class S Common Shares, as well as the OP Units as of June 30, 2024 and per share/unit is identical for Class A, Class I and Class S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of June 30, 2024 and December 31, 2023:

Components	June 30, 2024	December 31, 2023
Investments in real estate	$1,211,450,000	$1,192,250,000
RSLCA notes receivable from affiliates	37,290,000	22,251,000
Restricted cash	11,876,000	12,275,000
Cash and cash equivalents	6,841,000	7,053,000
Receivables	6,475,000	6,612,000
Notes receivable from affiliates	6,018,000	6,017,000
Other assets	1,284,000	496,000
Due from affiliates, net	130,000	493,000
Mortgage loans payable	(563,159,000)	(589,962,000)
Revolving credit facility	(44,000,000)	-
Accounts payable, accrued expenses and other liabilities	(9,427,000)	(9,533,000)
Distributions payable	(3,512,000)	(3,452,000)
Pending trade deposits	(365,000)	(1,386,000)
NAV	$660,901,000	$643,114,000

Class A Common Shares	10,281,475	10,017,613
Class I Common Shares	5,993,421	5,768,982
Class S Common Shares	-	-
Class ER Common Shares	-	-
OP Units	7,969,003	8,038,944
Total outstanding Common Shares/OP Units	24,243,899	23,825,539

NAV per share/unit	$27.26	$26.99

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of June 30, 2024 and December 31, 2023:

Reconciliation of Shareholders’ Equity to NAV	June 30, 2024	December 31, 2023
Total shareholders’ equity	$349,094,000	$349,708,000
Noncontrolling interests attributable to operating partnership	178,496,000	187,334,000
Total equity per GAAP	527,590,000	537,042,000
Adjustment:
Fair value adjustment of real estate investments	133,311,000	106,072,000
NAV	$660,901,000	$643,114,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At June 30, 2024, $48,000 is included in other assets relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) June 30, 2024 are recorded at fair value using a weighted average discount rate of 6.50% with a range of 6.40% to 6.60% and weighted average exit capitalization rate of 5.80% with a range of 5.70% to 5.90% and (2) December 31, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s June 30, 2024 and December 31, 2023 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	June 30, 2024	December 31, 2023
Discount rate (weighted average)	25 bps decrease	$28.19	$27.92
Discount rate (weighted average)	25 bps increase	$26.33	$26.06
Exit capitalization rate (weighted average)	25 bps decrease	$28.56	$28.31
Exit capitalization rate (weighted average)	25 bps increase	$26.04	$25.76

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes from these previously disclosed risk factors for the three months ended June 30, 2024.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

Private Offering of Class I, Class A, Class S and Class ER Common Shares

On February 28, 2019, we commenced private placement offerings of our Class I and Class A Common Shares, the terms of which have been updated from time to time, including the addition of Class S and Class ER Common Shares to the offering (as so updated, the “Private Offering”). Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements.

During the three months ended June 30, 2024, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	380,982	$27.09	$10,320,000
Class A Common Shares	111,513	$28.77	3,208,000
Class S Common Shares	-	$-	-
Class ER Common Shares	-	$-	-
Total	492,495		$13,528,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended June 30, 2024, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $196,000, allocable among the various classes of our common shares as follows: $5,000 with respect to the Class I Common Shares; and $191,000 with respect to the Class A Common Shares.

Issuance of Common Shares to OP Unitholders

The holders of the Operating Partnership’s Class I, Class ER and Class A 721 Common Units have the right to cause their units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such units in exchange for Class I, Class ER, or Class A Common Shares of the Company, as applicable and corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP units tendered for redemption in the form of Common Shares of the Company corresponding to the class of OP units being redeemed.

During the three months ended June 30, 2024, holders of 45,492 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 45,492 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended June 30, 2024.

Share Repurchases

The Company has a share repurchase program to provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5% of the Company’s issued and outstanding shares per fiscal year pursuant to the share repurchase program. Affiliates may seek to have their shares repurchased on the same terms and limitations as the common shareholders. However, notwithstanding the foregoing, ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company. The Class ER Common Shares are not eligible for repurchase under the share repurchase program.

During the three months ended June 30, 2024, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
April 2024	96,924	51,244	$26.44	$26.10	96,924	51,244	N/A	N/A
May 2024	-	-	$-	$-	-	-	N/A	N/A
June 2024	-	-	$-	$-	-	-	N/A	N/A
Total	96,924	51,244			96,924	51,244

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

3.1

Second Amended and Restated Declaration of Trust of ExchangeRight Income Fund dated May 30, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated by reference herein).

10.1

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated May 30, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated by reference herein).

10.2

Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated by reference herein).

10.3

Credit Agreement dated as of May 30, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, as Borrower, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, as Parent, the financial institutions party thereto and their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, as sole Lead Arranger (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated by reference herein).

10.4

Revolving Note dated May 30, 2024 by ExchangeRight Income Fund Operating Partnership, LP in favor of Wells Fargo Bank, National Association, as a Lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated by reference herein).

10.5

Pledge Agreement dated May 30, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated by reference herein).

10.6

Parent Guaranty dated May 30, 2024 executed and delivered by ExchangeRight Income Fund (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated by reference herein).

10.7

Subsidiary Guaranty dated May 30, 2024 executed and delivered by the subsidiary guarantors named therein (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated by reference herein).

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

EXCHANGERIGHT INCOME FUND

August 2, 2024	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

August 2, 2024	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)