Form 10-Q
period 2024-09-30
ExchangeRight Income Fund
filed 2024-10-30
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 29, 2024, the issuer had the following shares of common stock outstanding: 10,290,132 Class A Common Shares, $0.01 par value per share; 5,963,221 Class I Common Shares, $0.01 par value per share; and 143,613 Class ER Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended September 30, 2024

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate:
Land	$211,307,000	$209,073,000
Buildings and improvements	901,034,000	893,225,000
	1,112,341,000	1,102,298,000
Less accumulated depreciation	(83,920,000)	(62,243,000)
Real estate, net	1,028,421,000	1,040,055,000
Intangible lease assets, net	60,053,000	68,616,000
RSLCA notes receivable from affiliates	42,007,000	22,251,000
Restricted cash	11,608,000	12,275,000
Cash and cash equivalents	8,096,000	7,053,000
Receivables	9,474,000	8,990,000
Notes receivable from affiliates	6,019,000	6,017,000
Right-of-use asset	4,687,000	4,652,000
Other assets	2,145,000	1,095,000
Due from affiliates	-	536,000
TOTAL ASSETS	$1,172,510,000	$1,171,540,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$564,189,000	$589,962,000
Revolving credit facility	44,000,000	-
Intangible lease liabilities, net	22,859,000	24,595,000
Accounts payable, accrued expenses and other liabilities	11,353,000	10,083,000
Right-of-use liability	5,133,000	4,977,000
Pending trade deposits	1,700,000	1,386,000
Distributions payable	3,529,000	3,452,000
Due to affiliates	212,000	43,000
Total liabilities	652,975,000	634,498,000

Commitments and contingencies
	-	-
Equity:
Class A common shares, $0.01 par value per share, 79,398,543 and 79,873,720 shares authorized, 10,360,669 and 10,017,613 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	104,000	100,000
Class I common shares, $0.01 par value per share, 79,348,543 and 79,873,720 shares authorized, 5,984,267 and 5,768,982 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	60,000	58,000
Class ER common shares, $0.01 par value per share, 79,348,543 and 0 shares authorized, 64,404 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,000	-
Class S common shares, $0.01 par value per share, 79,348,543 and 79,873,720 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	425,348,000	408,358,000
Cumulative distributions in excess of net income	(79,855,000)	(58,448,000)
Accumulated other comprehensive income (loss)	(476,000)	(360,000)
Total shareholders’ equity	345,182,000	349,708,000
Noncontrolling interests attributable to operating partnership	174,353,000	187,334,000
Total equity	519,535,000	537,042,000
TOTAL LIABILITIES AND EQUITY	$1,172,510,000	$1,171,540,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$19,929,000	$19,409,000	$60,461,000	$57,896,000
Interest income on notes receivable from affiliates	1,521,000	1,301,000	3,537,000	3,747,000
Other	47,000	8,000	98,000	54,000
Total revenues	21,497,000	20,718,000	64,096,000	61,697,000

Operating Expenses
Property operating expenses	2,497,000	2,551,000	8,038,000	7,613,000
Management fees to affiliates	216,000	556,000	585,000	1,803,000
General and administrative expenses	388,000	391,000	1,074,000	1,526,000
Depreciation and amortization	10,257,000	10,306,000	30,912,000	30,558,000
Provision for impairment	-	-	250,000	-
Total operating expenses	13,358,000	13,804,000	40,859,000	41,500,000

Income from Operations	8,139,000	6,914,000	23,237,000	20,197,000

Other Income (Expense)
Interest expense	(8,266,000)	(7,344,000)	(24,071,000)	(21,481,000)
Gain on land condemnation	-	-	69,000	-
Interest income	9,000	26,000	33,000	47,000
Total other income (expense)	(8,257,000)	(7,318,000)	(23,969,000)	(21,434,000)

Net (loss)	(118,000)	(404,000)	(732,000)	(1,237,000)

Net loss attributable to noncontrolling interests	38,000	134,000	243,000	413,000

Net (loss) attributable to common shareholders	$(80,000)	$(270,000)	$(489,000)	$(824,000)

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	16,270,862	15,485,383	16,030,280	15,155,258

Other comprehensive income (loss):
Net (loss)	$(118,000)	$(404,000)	$(732,000)	$(1,237,000)
Other comprehensive income (loss) - unrealized gain on change in fair value of cash flow hedges	(755,000)	460,000	(164,000)	271,000
Comprehensive (loss) income	(873,000)	56,000	(896,000)	(966,000)
Comprehensive (income) loss attributable to noncontrolling interests	285,000	(21,000)	291,000	320,000
Comprehensive (loss) income attributable to common shareholders	$(588,000)	$35,000	$(605,000)	$(646,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2024

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Common Shares								Additional	distributions	other	Total	attributable to
	Class A		Class I		Class ER		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	income (loss)	equity	partnership	equity
Balance, December 31, 2023	10,017,613	$100,000	5,768,982	$58,000	-	$-	-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	214,923	2,000	85,569	1,000	-	-	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	19,638	-	16,573	-	-	-	-	-	968,000	-	-	968,000	-	968,000
Repurchase of common shares	(52,959)	-	(251,315)	(3,000)	-	-	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	24,449	-	-	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	10,199,215	102,000	5,644,258	56,000	-	-	-	-	409,958,000	(65,664,000)	(31,000)	344,421,000	183,158,000	527,579,000
Net (loss)	-	-	-	-	-	-	-	-	-	(19,000)	-	(19,000)	(6,000)	(25,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	63,000	63,000	31,000	94,000
Issuance of common shares	111,513	1,000	380,982	4,000	-	-	-	-	13,523,000	-	-	13,528,000	-	13,528,000
Issuance of common shares under DRIP	21,991	-	19,613	-	-	-	-	-	1,116,000	-	-	1,116,000	-	1,116,000
Repurchase of common shares	(51,244)	-	(96,924)	(1,000)	-	-	-	-	(3,899,000)	-	-	(3,900,000)	-	(3,900,000)
Conversion of OP Units to common shares	-	-	45,492	1,000	-	-	-	-	1,223,000	-	-	1,224,000	(1,224,000)	-
Offering costs	-	-	-	-	-	-	-	-	(324,000)	-	-	(324,000)	-	(324,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,015,000)	-	(7,015,000)	(3,463,000)	(10,478,000)
Balance, June 30, 2024	10,281,475	103,000	5,993,421	60,000	-	-	-	-	421,597,000	(72,698,000)	32,000	349,094,000	178,496,000	527,590,000
Net (loss)	-	-	-	-	-	-	-	-	-	(80,000)	-	(80,000)	(38,000)	(118,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(508,000)	(508,000)	(247,000)	(755,000)
Issuance of common shares	108,895	1,000	115,641	1,000	64,404	1,000	-	-	8,162,000	-	-	8,165,000	-	8,165,000
Issuance of common shares under DRIP	21,682	-	20,713	-	-	-	-	-	1,142,000	-	-	1,142,000	-	1,142,000
Repurchase of common shares	(51,383)	-	(160,642)	(1,000)	-	-	-	-	(5,577,000)	-	-	(5,578,000)	-	(5,578,000)
Conversion of OP Units to common shares	-	-	15,134	-			-	-	401,000	-	-	401,000	(401,000)	-
Offering costs	-	-	-	-	-	-	-	-	(377,000)	-	-	(377,000)	-	(377,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,077,000)	-	(7,077,000)	(3,457,000)	(10,534,000)
Balance, September 30, 2024	10,360,669	$104,000	5,984,267	$60,000	64,404	$1,000	-	$-	$425,348,000	$(79,855,000)	$(476,000)	$345,182,000	$174,353,000	$519,535,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2023

(Unaudited)

											Noncontrolling
								Cumulative	Accumulated		interest
	Common Shares						Additional	distributions	other	Total	attributable to
	Class A		Class I		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	(403,000)	-	(403,000)	(206,000)	(609,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	(585,000)	(585,000)	(294,000)	(879,000)
Issuance of common shares	446,995	5,000	256,807	3,000	-	-	20,622,000	-	-	20,630,000	-	20,630,000
Repurchase of common shares	(64,461)	(1,000)	(73,645)	(1,000)	-	-	(3,531,000)	-	-	(3,533,000)	-	(3,533,000)
Offering costs	-	-	-	-	-	-	(995,000)	-	-	(995,000)	-	(995,000)
Distributions	-	-	-	-	-	-	-	(6,423,000)	-	(6,423,000)	(3,275,000)	(9,698,000)
Balance, March 31, 2023	9,650,642	97,000	5,377,103	54,000	-	-	387,555,000	(37,587,000)	(585,000)	349,534,000	184,456,000	533,990,000
Net (loss)	-	-	-	-	-	-	-	(151,000)	-	(151,000)	(73,000)	(224,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	458,000	458,000	232,000	690,000
Issuance of common shares	111,741	-	194,897	2,000	-	-	8,693,000	-	-	8,695,000	-	8,695,000
Repurchase of common shares	(18,466)	-	(74,451)	(1,000)	-	-	(2,450,000)	-	-	(2,451,000)	-	(2,451,000)
Conversion of OP Units to common shares	-	-	37,479	-			1,014,000	-	-	1,014,000	(1,014,000)	-
Offering costs	-	-	-	-	-	-	(281,000)	-	-	(281,000)	-	(281,000)
Distributions	-	-	-	-	-	-	-	(6,600,000)	-	(6,600,000)	(3,268,000)	(9,868,000)
Balance, June 30, 2023	9,743,917	97,000	5,535,028	55,000	-	-	394,531,000	(44,338,000)	(127,000)	350,218,000	180,333,000	530,551,000
Net (loss)	-	-	-	-	-	-	-	(270,000)	-	(270,000)	(134,000)	(404,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	305,000	305,000	155,000	460,000
Issuance of common shares	131,181	2,000	219,455	2,000	-	-	9,860,000	-	-	9,864,000	-	9,864,000
Repurchase of common shares	(13,919)	-	(80,031)	(1,000)	-	-	(2,453,000)	-	-	(2,454,000)	-	(2,454,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	18,228,000	18,228,000
Conversion of OP Units to common shares		-	58,996	1,000	-	-	1,535,000	-	-	1,536,000	(1,536,000)	-
Offering costs	-	-	-	-	-	-	(325,000)	-	-	(325,000)	(634,000)	(959,000)
Distributions	-	-	-	-	-	-	-	(6,730,000)	-	(6,730,000)	(3,338,000)	(10,068,000)
Balance, September 30, 2023	9,861,179	$99,000	5,733,448	$57,000	-	$-	$403,148,000	$(51,338,000)	$178,000	$352,144,000	$193,074,000	$545,218,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(732,000)	$(1,237,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	30,912,000	30,558,000
Provision for impairment	250,000	-
Gain on land condemnation	(69,000)	-
Amortization of deferred rent receivables/liabilities, net	(614,000)	(711,000)
Amortization of above/below-market lease intangibles, net	(1,950,000)	(1,782,000)
Amortization of assumed below/above-market debt, net	2,897,000	2,253,000
Amortization of lease incentives	194,000	169,000
Amortization of deferred financing costs	342,000	355,000
Amortization of deferred ground rent	121,000	121,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	130,000	(480,000)
Other assets	(280,000)	239,000
Due from affiliates	536,000	(263,000)
Accounts payable, accrued expenses and other liabilities	1,106,000	1,683,000
Due to affiliates	169,000	20,000
Net cash provided by operating activities	33,012,000	30,925,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(10,218,000)	(24,643,000)
Proceeds from land condemnation	122,000	-
Improvements of real estate	(564,000)	(692,000)
Advances on notes receivable from affiliated parties	(2,000)	(8,000)
Advances on RSLCA notes receivable from affiliated party	(99,120,000)	(62,789,000)
Repayments on RSLCA notes receivable from affiliated party	79,364,000	70,256,000
Net cash used in investing activities	(30,418,000)	(17,876,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	28,788,000	32,743,000
Offering costs from issuance of common shares	(1,149,000)	(1,601,000)
Repurchases of common shares	(17,541,000)	(8,439,000)
Offering costs from issuance of noncontrolling interests	-	(260,000)
Proceeds from pending trade deposits	1,700,000	1,153,000
Proceeds from mortgage loans payable	-	65,430,000
Repayments of mortgage loans payable	(28,839,000)	(14,332,000)
Proceeds from revolving credit facilities	59,000,000	-
Repayments of revolving credit facilities	(15,000,000)	(73,311,000)
Payments of financing costs	(1,161,000)	(781,000)
Common shares distributions	(17,971,000)	(19,589,000)
Noncontrolling interests distributions	(10,046,000)	(9,810,000)
Net cash used in financing activities	(2,219,000)	(28,797,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	375,000	(15,748,000)
Cash, cash equivalents and restricted cash at beginning of year	19,329,000	36,645,000
Cash, cash equivalents and restricted cash at end of period	$19,704,000	$20,897,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2024	2023
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$8,096,000	$6,549,000
Restricted cash	11,608,000	14,348,000
Cash, cash equivalents and restricted cash at end of period	$19,704,000	$20,897,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,415,000	$18,903,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,529,000	$3,434,000
Distributions reinvested into Class A and Class I common shares	$3,226,000	$-
Conversion of OP Units to Class I common shares	$2,286,000	$2,550,000
Assumption of loans payable in conjunction with the acquisition of real estate	$-	$43,522,000
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$-	$17,855,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 353 properties in 34 states (collectively, the “Trust Properties”) as of September 30, 2024. The Trust Properties are occupied by 37 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Quarter Ended September 30, 2024

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of September 30, 2024.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.6 million as of September 30, 2024, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 353 properties in 34 states as of September 30, 2024. As of September 30, 2024, the Company’s portfolio was 98.5% leased and is occupied by 37 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the nine months ended September 30, 2024 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

Cost
Balance - beginning of year	$1,102,298,000
Acquisition	9,782,000
Improvements	564,000
Land condemnation	(53,000)
Provision for impairment	(250,000)
Balance - end of period	$1,112,341,000

Accumulated depreciation
Balance - beginning of year	$(62,243,000)
Depreciation expense	(21,677,000)
Balance - end of period	$(83,920,000)

Net book value - end of period	$1,028,421,000

Acquisition

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details).

An allocation of the purchase price, including acquisition costs, for this acquisition is as follows:

Land	$2,288,000
Building	6,915,000
Building and site improvements	579,000
Lease in-place intangible assets	993,000
10,775,000
Liabilities assumed:
Lease below-market intangible liabilities	(557,000)
Purchase price (including acquisition costs)	$10,218,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and nine months ended September 30, 2024 and 2023. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income (loss). Rental revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Base rents	$17,117,000	$16,410,000	$51,177,000	$48,503,000
Tenant reimbursables	1,990,000	2,101,000	6,720,000	6,387,000
Straight-line rent adjustments	197,000	221,000	614,000	711,000
Above/below market lease amortization, net	625,000	604,000	1,950,000	1,782,000
Lease termination income	-	73,000	-	513,000
	$19,929,000	$19,409,000	$60,461,000	$57,896,000

Concentration of Credit Risk

As of September 30, 2024, the Company’s portfolio is occupied by 37 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the nine months ended September 30, 2024:

Tenant	% of Total Base Rents
Dollar General	17.8%
Walgreens	15.9%

Note 4. Notes Receivable

RSLCA Notes Receivable From Affiliated Party

The Company has invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s Delaware Statutory Trust (“DST”) programs under a Revolving Secured Line of Credit Agreement (“RSLCA”). The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a one quarter percent (0.25%) unused facility fees and a one quarter percent (0.25%) annual access fee, both payable by ExchangeRight quarterly in arrears.

The Company’s notes receivable under the RSLCA are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $42.0 million as of September 30, 2024.

Notes Receivable from Affiliated Parties

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million as of September 30, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million as of September 30, 2024 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of September 30, 2024:

	September 30, 2024
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$98,730,000	$(40,676,000)	$58,054,000	7.0
Above-market leases	3,489,000	(1,490,000)	1,999,000	5.7
Total intangible lease assets, net	$102,219,000	$(42,166,000)	$60,053,000

Below-market leases	$32,741,000	$(9,882,000)	$22,859,000	10.7

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net adjustment to rental revenue	$625,000	$604,000	$1,950,000	$1,782,000

Amortization of in-place leases	$2,996,000	$3,349,000	$9,212,000	$10,177,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of September 30, 2024 are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2024	$2,934,000	$(112,000)	$726,000	$614,000
2025	11,467,000	(439,000)	2,916,000	2,477,000
2026	10,338,000	(400,000)	2,854,000	2,454,000
2027	8,519,000	(302,000)	2,417,000	2,115,000
2028	6,372,000	(255,000)	2,182,000	1,927,000
Thereafter	18,424,000	(491,000)	11,764,000	11,273,000
Total	$58,054,000	$(1,999,000)	$22,859,000	$20,860,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2024, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $539.3 million. As of September 30, 2024, the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $564.2 million. The fair value of the Company’s outstanding revolving credit facility approximated its carrying value at September 30, 2024.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the nine months ended September 30, 2024. The fair value of the interest rate swap applicable to the mortgage loan payable entered into in February 2023 is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2024 (see Note 7. Debt, for further detail).

The following is a summary of the derivative financial instrument attributes held by the Company at September 30, 2024:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$707,000	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of September 30, 2024. Fixed-rate mortgage loans payable are composed of the following as of September 30, 2024:

			September 30, 2024
		Maturity	Balance		Contractual
Description	Amortization	date	outstanding		interest rate
Fixed-rate mortgage	Interest-only	10/1/2024	$16,902,000	(c)	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000		3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000		4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000		4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000		4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000		4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000		3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000		4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000		4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000		3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000		3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000		4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000		4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000		6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000		5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000		4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000		4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000		3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000		3.45%
			575,453,000		4.29%	(d)
Unamortized issuance costs, net			(927,000)
Unamortized below market debt discount, net			(10,337,000)
			$564,189,000

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
(c)
The Company repaid the $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024.
(d)
The weighted average effective interest rate on mortgage loans payable was 5.04% as of September 30, 2024.

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024 and an $18.0 million mortgage loan payable by its contractual maturity date of June 1, 2024.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of September 30, 2024, the Company has borrowed $44.0 million under this credit facility and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of September 30, 2024, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $12.1 million outstanding under this secured revolving line of credit, resulting in $67.9 million available for borrowing by the Company and ExchangeRight as of September 30, 2024.

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

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding debt are as follows:

	Mortgage loan payable
Year	balloon payments		Line of credit	Total
Remainder of 2024	$16,902,000	(a)	$-	$16,902,000
2025	96,501,000		-	96,501,000
2026	77,445,000		-	77,445,000
2027	134,223,000		44,000,000	178,223,000
2028	182,587,000		-	182,587,000
Thereafter	67,795,000		-	67,795,000
	$575,453,000		$44,000,000	$619,453,000

(a) The Company repaid the $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024.

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

Quarter Ended September 30, 2024

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

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares. During the three months ended September 30, 2024, the Company issued 64,404 Class ER Common Shares.

Class A, Class I, and Class S Common Shares

The Company’s other common shares consist of Class A Common Shares, Class I Common Shares, and Class S Common Shares. The Class A, Class I, and Class S Common Shares have identical rights and privileges, including identical

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares on any securities exchange pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof.

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class A Common Shares, Class I Common Shares, Class S Common Shares, and Class ER Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2024 and December 31, 2023, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S, and Class ER common shares offering prices in effect for the nine months ended September 30, 2024:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2024 through January 23, 2024	$27.06	$28.77	n/a	$28.04
January 24, 2024 through April 16, 2024	$26.99	$28.70	n/a	$27.97
April 17, 2024 through June 12, 2024	$27.14	$28.86	n/a	$28.12
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.97	$28.12
July 17, 2024 through September 30, 2024	$27.26	$28.98	$28.97	$28.25

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended September 30, 2024, the Company repurchased 160,642 Class I Common Shares and 51,383 Class A Common Shares totaling $5.6 million under the share repurchase program. During the nine months ended September 30, 2024, the Company repurchased 508,882 Class I Common Shares and 155,586 Class A Common Shares totaling $17.5 million under the share repurchase program.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through September 30, 2024. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

The following table provides a summary of the monthly distributions declared per share for the nine months ended September 30, 2024:

	Class A	Class I	Class ER
January	$0.1449	$0.1449	n/a
February	$0.1449	$0.1449	n/a
March	$0.1449	$0.1449	n/a
April	$0.1449	$0.1449	n/a
May	$0.1449	$0.1449	n/a
June	$0.1449	$0.1449	n/a
July	$0.1449	$0.1449	n/a
August	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$0.2898

Cumulative distributions relating to Class A Common Shares, Class I Common Shares, Class ER Common Shares and Operating Partnership units (“OP Units”) totaling $3.5 million were declared but not yet paid as of September 30, 2024 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of September 30, 2024 were paid in cash or reinvested in the Company’s common shares in October 2024.

Noncontrolling Interests

The Operating Partnership had 7,953,869 Units outstanding as of September 30, 2024. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. 15,134 OP Units were exchanged for the same number of Class I Common Shares during the three months ended September 30, 2024. 85,075 OP Units were exchanged for the same number of Class I Common Shares during the nine months ended September 30, 2024,

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

The Company acquired a property from an unaffiliated entity on May 30, 2024. As outlined in the asset management agreement, the Company paid a 1% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of acquisition. This acquisition fee was included as part of the purchase price consideration.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class A Common Shares, Class I Common Shares, Class S Common Shares, Class ER Common Shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class S and Class ER Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million and $0.3 million were included in total equity for the three and nine months ended September 30, 2024, respectively, for which the Company was obligated to pay the Sponsor. In addition, Class A and Class ER Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. The net commissions for Class A Common Shares totaled $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2024 and were included in total equity. The net commissions for Class ER Common Shares totaled $0.1 million for the three and nine months ended September 30, 2024 and were included in total equity.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2024, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made an investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of September 30, 2024.

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

Performance participation earned during the three and nine months ended September 30, 2024 was de minimis. No performance participation was earned during the three and nine months ended September 30, 2023. These amounts will become payable in common shares or, under certain circumstances, cash, if the common shares, or the common equity securities of a successor entity in a business combination, are listed on a national securities exchange or if the Company engages in a business combination transaction in which its common shareholders receive cash or listed common equity securities of the surviving entity.

Asset Management and Property Management Fees

An annual asset management fee is payable by the Operating Partnership to the Asset Manager, pursuant to an asset management agreement between the Asset Manager and the Operating Partnership. The asset management fee is an amount equal to fifteen basis points (0.15%) of the Company’s assets under management. The asset management fee is payable quarterly (0.0375% each quarter) and in arrears. The asset management agreement had an initial term of five years and was automatically renewed at the expiration of the initial term. This agreement will automatically renew at any subsequent five-year term for an additional five-year term.

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

Asset management and property management fees for the three and nine months ended September 30, 2024 and 2023 were as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

	Three months ended September 30,			Nine months ended September 30,
	2024		2023	2024		2023
Asset management fees	$23,000	(a)	$375,000	$192,000	(a)	$1,269,000
Property management fees	$193,000	(b)	$181,000	$393,000	(b)	$534,000

(a)
Asset management fees are net of $0.4 million for the three months ended September 30, 2024 and $1.2 million for the nine months ended September 30, 2024 in fees which were irrevocably waived by the asset manager.
(b)
Property management fees are net of $0.2 million for the nine months ended September 30, 2024 in fees which were irrevocably waived by the property manager. No property management fees were waived during the three months ended September 30, 2024.

Note 11. (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three and nine months ended September 30, 2024 and 2023, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss)	$(118,000)	$(404,000)	$(732,000)	$(1,237,000)
Net loss attributable to noncontrolling interests	38,000	134,000	243,000	413,000
Net (loss) attributable to common shareholders, basic and diluted	$(80,000)	$(270,000)	$(489,000)	$(824,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,270,862	15,485,383	16,030,280	15,155,258

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.05)

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

Common Share Activity

The Company issued 10,503 Class A Common Shares, 31,610 Class I Common Shares (excluding the 44,518 OP Units that were exchanged for same number of Class I Common Shares discussed below), and 79,209 Class ER Common Shares totaling $3.1 million in proceeds from October 1, 2024 through the date of issuance of this report.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2024

The Company repurchased 81,041 Class A Common Shares totaling $2.1 million and 97,175 Class I Common Shares totaling $2.6 million from October 1, 2024 through the date of this report. Additionally, 44,518 OP Units were exchanged for the same number of Class I Common Shares from October 1, 2024 through the issuance of this report.

The Company adjusted the offering price of its Class I, Class A, and Class S Common Shares effective October 21, 2024, as set forth in the table below. The offering price for the Class ER Common Shares is $28.97 and is not updated to equal net asset value (“NAV”) per Common Share as of September 30, 2024.

	Offering price
Effective date	Class I	Class A	Class ER	Class S
October 21, 2024	$27.29	$29.02	$28.97	$28.28

Debt Activity

The Company repaid a $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024. The Company utilized its revolving credit facility to facilitate this payment, increasing the outstanding balance of the revolving credit facility to $60.9 million.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 353 properties in 34 states as of September 30, 2024. These properties were 98.5% leased as of September 30, 2024 and are occupied by 37 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the first nine months of 2024, uncertainty in the global macroeconomic environment continued, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, the aggregate effects of inflation generated over the last three years, continued elevated interest rate levels, and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world has continued to create economic pressures in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy over the remainder of 2024 and in 2025, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2024. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Nine Months Ended September 30, 2024

Operating Results

The September 2024 distribution marked the 66th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $31.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.37% annualized return, based on the $0.1449 per share distribution rate and $27.29 NAV per share as of September 30, 2024. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of September 30, 2024 and current offering price of the Company’s common shares:

	Class I	Class A	Class ER	Class S
Offering price (effective October 21, 2024)	$27.29	$29.02	$28.97	$28.28
Annualized distribution rate (a)	6.37%	5.99%	6.00%	5.30%
Trailing 12 month total return (b)	6.14%	-0.18%	n/a	n/a
Three-year total annual return (b)	8.34%	5.86%	n/a	n/a
Inception-to-date total annual return (b)	8.70%	7.08%	n/a	n/a

(a)
The annualized distribution rate is calculated by the September 30, 2024 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s September 30, 2024 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.5% leased and its weighted average lease term as of September 30, 2024 is 6.1 years. The Company executed 13 lease renewals during the nine months ended September 30, 2024 with average lease extensions of 60 months and average new rents over rents prior to the renewal of 6.8% for the period. The Company also executed 2 new leases during the nine months ended September 30, 2024 with an average lease term of 73 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of September 30, 2024, the Company has borrowed $44.0 million under this credit facility and is in compliance with all financial covenants.

The Company has not had a material immediate term impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of September 30, 2024. The Company has experienced regular net inflows of shareholder capital. All redemption requests, representing approximately 5.0% of inception-to-date total equity raised through September 30, 2024, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of September 30, 2024:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Dollar General	25	92	117	1,109,300	$12,160,600	17.7%	$10.96	4.9
Walgreens	19	14	33	476,800	$10,869,600	15.8%	$22.80	4.8
Tractor Supply	14	5	19	390,500	$5,451,400	7.9%	$13.96	6.3
Hobby Lobby	8	1	9	513,400	$4,102,700	6.0%	$7.99	5.2
Family Dollar	25	12	37	320,300	$4,098,000	6.0%	$12.79	4.0
Advance Auto Parts	27	5	32	233,900	$3,554,900	5.2%	$15.20	4.5
Stop & Shop	-	1	1	102,100	$2,940,000	4.3%	$28.80	12.2
Fresenius Medical Care	9	2	11	94,300	$2,921,500	4.2%	$30.98	6.1
CVS Pharmacy	8	1	9	111,200	$2,675,500	3.9%	$24.06	5.0
BioLife Plasma Services L.P.	-	3	3	45,600	$2,028,500	2.9%	$44.48	11.3
Pick ’n Save	1	1	2	123,500	$1,988,100	2.9%	$16.10	5.1
Napa Auto Parts	-	18	18	155,000	$1,850,300	2.7%	$11.94	11.6
Kroger	3	-	3	200,100	$1,624,500	2.4%	$8.12	6.8
Publix	2	-	2	96,800	$1,548,400	2.2%	$16.00	15.7
Hy-Vee	-	1	1	101,200	$1,415,800	2.1%	$13.99	14.3
Old National Bank	-	3	3	41,600	$1,333,500	1.9%	$32.06	5.3
AutoZone	7	2	9	65,900	$1,003,700	1.5%	$15.23	2.4
Dollar Tree	9	-	9	84,200	$921,400	1.3%	$10.94	3.5
Giant Eagle	1	-	1	81,800	$850,700	1.2%	$10.40	6.5
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.1%	$17.67	7.0
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	5.6
Sherwin Williams	7	-	7	45,400	$577,200	0.8%	$12.71	2.1
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	2.7
O’Reilly	5	1	6	41,400	$557,900	0.8%	$13.48	4.7
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	4.3
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	9.1
PNC Bank, N.A.	-	1	1	6,100	$266,800	0.4%	$43.74	4.0
HomeGoods	1	-	1	22,200	$255,800	0.4%	$11.52	6.5
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	2.4
A Plus Childcare	1	-	1	11,500	$183,100	0.3%	$15.92	7.0
The Christ Hospital	-	1	1	9,300	$181,300	0.3%	$19.49	3.3
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	6.3
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	2.3
Truist Bank	-	1	1	2,700	$105,500	0.2%	$39.07	4.3
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	1.4
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	2.0
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	9.2
Total	183	167	350	4,686,600	$68,833,500	100.0%	$14.69	6.1
Vacant				71,300
Total Portfolio				4,757,900

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2024, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of September 30, 2024:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	163	1,513,800	31.8%	$17,180,000	25.0%
Pharmaceutical Retailers	42	588,000	12.4%	13,545,100	19.7%
Grocery	13	797,900	16.8%	11,532,100	16.8%
Discount Automotive	65	496,200	10.4%	6,966,800	10.1%
Farm and Rural Supply	19	390,500	8.2%	5,451,400	7.9%
Discount Specialty Retail	13	586,900	12.3%	5,147,400	7.5%
Medical Care	12	98,900	2.1%	3,114,600	4.5%
Healthcare Providers	5	58,300	1.2%	2,286,800	3.3%
Banking Services	6	54,900	1.2%	1,822,500	2.6%
Paint and Supplies	7	45,400	1.0%	577,200	0.8%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Education	1	11,500	0.2%	183,100	0.3%
Rental & Leasing Services	1	7,200	0.2%	101,900	0.1%
Total	350	4,686,600	98.5%	$68,833,500	100.0%
Vacant		71,300	1.5%
Total Portfolio		4,757,900	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2024, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of September 30, 2024 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2024	1	9,100	0.2%	$82,500	0.1%	$9.07
2025	14	118,000	2.5%	1,379,700	2.0%	$11.69
2026	41	478,000	10.2%	5,661,500	8.2%	$11.84
2027	39	550,200	11.7%	8,194,000	11.9%	$14.89
2028	59	612,300	13.1%	10,049,800	14.6%	$16.41
2029	42	478,200	10.2%	6,708,900	9.7%	$14.03
2030	39	519,500	11.1%	7,999,200	11.6%	$15.40
2031	44	679,300	14.5%	9,319,200	13.5%	$13.72
2032	31	481,900	10.3%	6,598,900	9.6%	$13.69
2033	10	131,500	2.8%	2,116,800	3.1%	$16.10
2034	5	135,400	2.9%	1,439,000	2.1%	$10.63
2035	8	71,400	1.5%	1,324,300	1.9%	$18.55
2036	6	140,500	3.0%	3,521,400	5.1%	$25.06
2037	5	54,200	1.2%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	3	164,400	3.5%	2,846,100	4.1%	$17.31
2040	1	48,500	1.0%	750,000	1.1%	$15.46
Total	350	4,686,600	100.0%	$68,833,500	100.0%	$14.69

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2024, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of September 30, 2024:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	38	382,400	8.0%	$7,278,700	10.6%
Ohio	43	579,400	12.2%	6,717,500	9.8%
Texas	37	403,500	8.5%	5,969,800	8.7%
Louisiana	41	420,400	8.8%	5,098,900	7.4%
Wisconsin	20	342,800	7.2%	5,025,100	7.3%
Florida	22	240,400	5.1%	3,808,100	5.5%
Alabama	14	268,800	5.6%	3,491,900	5.1%
Georgia	14	264,300	5.6%	3,066,900	4.5%
Tennessee	16	207,400	4.4%	2,955,500	4.3%
Massachusetts	1	102,100	2.1%	2,940,000	4.3%
Indiana	12	245,000	5.1%	2,865,400	4.2%
North Carolina	14	210,000	4.4%	2,536,600	3.7%
South Carolina	15	186,100	3.9%	2,512,800	3.7%
Pennsylvania	13	129,200	2.7%	2,114,500	3.1%
Michigan	5	102,100	2.1%	1,636,800	2.4%
Minnesota	1	101,200	2.1%	1,415,800	2.1%
Virginia	6	91,800	1.9%	1,367,000	2.0%
Missouri	7	72,700	1.5%	1,366,800	2.0%
Nevada	2	31,100	0.7%	1,082,800	1.6%
Arizona	2	32,100	0.7%	880,500	1.3%
New Jersey	3	33,000	0.7%	702,000	1.0%
Utah	2	44,700	0.9%	618,200	0.9%
Connecticut	3	38,000	0.8%	572,100	0.8%
Oklahoma	4	53,800	1.1%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Maryland	1	20,000	0.4%	321,900	0.5%
Iowa	3	29,300	0.6%	309,300	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.5%	255,000	0.4%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	106,400	0.2%
Kansas	1	7,200	0.2%	101,900	0.1%
Total Portfolio	350	4,757,900	100.0%	$68,833,500	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2024, no tenants were in a free rent concession period.

Activity for the Nine Months Ended September 30, 2024

Acquisition

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisition costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition. This acquisition was accounted for as an asset acquisition and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on its relative fair value.

RSLCA Notes Receivable from Related Party

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a one quarter percent (0.25%) unused facility fees and a one quarter percent (0.25%) annual access fee, both payable by ExchangeRight quarterly in arrears.

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $19.8 million during the nine months ended September 30, 2024 increasing the balance of the RSLCA notes receivable to $42.0 million at September 30, 2024.

Mortgage Loans Payable

The Company repaid a $10.8 million mortgage loan payable by its contractual maturity date of March 1, 2024 and an $18.0 million mortgage loan payable by its contractual maturity date of June 1, 2024.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of September 30, 2024, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $12.1 million outstanding under this revolving line of credit, resulting in $67.9 million available for borrowing by the Company and ExchangeRight as of September 30, 2024.

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

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares and Class S Common Shares. As of September 30, 2024, the Company has issued 64,404 Class ER Common Shares.

The following table provides a summary of certain Class I, Class A, Class S and Class ER Common Shares attributes during the nine months ended September 30, 2024:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2024 through January 23, 2024	$27.06	$28.77	n/a	$28.04
January 24, 2024 through April 16, 2024	$26.99	$28.70	n/a	$27.97
April 17, 2024 through June 12, 2024	$27.14	$28.86	n/a	$28.12
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.97	$28.12
July 17, 2024 through September 30, 2024	$27.26	$28.98	$28.97	$28.25

The Company issued 136,354 Class I Common Shares, 130,577 Class A Common Shares, and 64,404 Class ER shares resulting in an aggregate of $9.3 million in proceeds to the Company during the three months ended September 30, 2024. The Company issued 639,092 Class I Common Shares, 498,642 Class A Common Shares, and 64,404 Class ER Common Shares resulting in an aggregate of $33.4 million in proceeds to the Company during the nine months ended September 30, 2024. No Class S Common Shares were issued during the three or nine months ended September 30, 2024.

The Company redeemed 160,642 Class I Common Shares and 51,383 Class A Common Shares totaling $5.6 million during the three months ended September 30, 2024. The Company redeemed 508,882 Class I Common Shares and 155,586 Class A Common Shares totaling $17.5 million during the nine months ended September 30, 2024.

There were no OP Units issued by the Operating Partnership during the three and nine months ended September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

As of September 30, 2024, the Company owned 353 properties that were 98.5% leased. As of September 30, 2023, the Company owned 352 properties that were 99.3% leased. The following table details the Company’s results of operations for the three months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,
	2024	2023	Change
Rental revenue	$19,929,000	$19,409,000	$520,000
Interest income on notes receivable from affiliates	1,521,000	1,301,000	220,000
Other	47,000	8,000	39,000
Property operating expenses	(2,497,000)	(2,551,000)	54,000
Management fees to affiliates	(216,000)	(556,000)	340,000
General and administrative expenses	(388,000)	(391,000)	3,000
Depreciation and amortization	(10,257,000)	(10,306,000)	49,000
Interest expense	(8,266,000)	(7,344,000)	(922,000)
Interest income	9,000	26,000	(17,000)
Net (loss)	$(118,000)	$(404,000)	$286,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $0.5 million, or 2.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The rental revenues associated with these properties were $1.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. This increase was offset by a decrease in lease termination income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA increased $0.2 million for the three months ended September 30, 2024 as a result of the Amendment to the RSLCA agreement entered into on September 18, 2024 in which the Company now earns an Unused Facility Fee and an Annual Access Fee.

Property operating expenses decreased $0.1 million, or 2.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in property operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to decreases in general repairs and maintenance costs. These decreases were offset by an increase in property operating expenses due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023.

Management fees to affiliates decreased $0.3 million, or 61.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Asset management fees decreased $0.4 million and property management fees remained consistent during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, respectively. Asset management fees for the three months ended September 30, 2024 consisted of $0.5 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement.

General and administrative expenses remained consistent, totaling $0.4 million for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization remained consistent, totaling $10.3 million for the three months ended September 30, 2024 and 2023. Depreciation and amortization during the three months ended September 30, 2024 and 2023 was impacted by the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The depreciation and amortization increases associated with these properties totaled $0.8 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, which was offset by a decrease in depreciation and amortization expense as a result of certain intangible assets being fully depreciated.

Interest expense increased $0.9 million, or 12.6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as a result of (1) an increase in interest expense of $0.9 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $43.5 million mortgage loan payable in connection with the acquisition of 15 properties via a merger agreement with one former 1031-exchangeable portfolio on August 31, 2023, and (3) an increase of $0.5 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.8 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Comparison of the Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, the Company owned 353 properties that were 98.5% leased. As of September 30, 2023, the Company owned 352 properties that were 99.3% leased. The following table details the Company’s results of operations for the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
	2024	2023	Change
Rental revenue	$60,461,000	$57,896,000	$2,565,000
Interest income on notes receivable from affiliates	3,537,000	3,747,000	(210,000)
Other	98,000	54,000	44,000
Property operating expenses	(8,038,000)	(7,613,000)	(425,000)
Management fees to affiliates	(585,000)	(1,803,000)	1,218,000
General and administrative expenses	(1,074,000)	(1,526,000)	452,000
Depreciation and amortization	(30,912,000)	(30,558,000)	(354,000)
Provision for impairment	(250,000)	-	(250,000)
Interest expense	(24,071,000)	(21,481,000)	(2,590,000)
Gain on land condemnation	69,000	-	69,000
Interest income	33,000	47,000	(14,000)
Net (loss)	$(732,000)	$(1,237,000)	$505,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $2.6 million, or 4.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. The rental revenues associated with these properties were $4.0 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. This increase was offset by a decrease in lease termination income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party and (3) a $2.4 million note receivable from an affiliated party. Interest income from the RSLCA was $0.2 million lower during the nine months ended September 30, 2024 as a result of an approximate $5.6 million decrease in the average daily outstanding balance of the RSLCA during the nine months ended September 30, 2024 versus the nine months ended September 30, 2023. This decrease was slightly offset by an increase in interest income from the RSLCA as a result of the Amendment to the RSLCA agreement entered into on September 18, 2024 in which the Company now earns an Unused Facility Fee and an Annual Access Fee.

Property operating expenses increased $0.4 million, or 5.3%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in property operating expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023 as well as an increase in taxes in certain jurisdictions. These increases were offset by decreases in general repairs and maintenance.

Management fees to affiliates decreased $1.2 million, or 67.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Asset management fees decreased $1.1 million and property management fees decreased $0.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, respectively. Asset management fees for the nine months ended September 30, 2024 consisted of $1.4 million of earned fees per the management agreement, net of $1.2 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.6 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager.

General and administrative expenses decreased $0.4 million, or 39.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in audit, tax and legal fees. During the nine months ended September 30, 2023, the Company incurred additional audit and legal fees in connection with its Form 10 registration statement.

Depreciation and amortization increased $0.4 million, or 2.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is mainly attributable to the acquisition of one property on

May 30, 2024 and 15 properties on August 31, 2023. The depreciation and amortization associated with these properties totaled $2.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. This increase was offset by a decrease in depreciation and amortization expense as a result of certain intangible assets being fully depreciated.

Provision for impairment during the nine months ended September 30, 2024 related to the impairment of one property. The estimation and evaluation of this impairment charge relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company.

Interest expense increased $2.6 million, or 12.1%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of (1) the assumption of a $43.5 million mortgage loan payable from the acquisition of 15 properties via merger agreements with one former 1031-exchangeable portfolios on August 31, 2023, (2) an increase in interest expense of $1.6 million related to the Company's borrowings under its revolving lines of credit, and (3) an increase of $0.6 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by a slight decrease in interest expense on the Company’s mortgage debt as certain mortgage debt was paid off upon maturity.

Gain on land condemnation during the nine months ended September 30, 2024 related to the receipt of funds related to an easement at one of the Company’s properties.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Class I, Class A, and Class ER Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, secured financings or a line of credit.

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

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. On September 18, 2024, the Company entered into the Amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement with ExchangeRight. For a description of the Amendment, see “RSLCA Notes Receivable from Related Party” above.

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $19.8 million during the nine months ended September 30, 2024 increasing the balance of the RSLCA notes receivable to $42.0 million at September 30, 2024.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the nine months ended September 30, 2024. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals. As of September 30, 2024, the Company has borrowed $44.0 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

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

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of September 30, 2024, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $12.1 million outstanding, resulting in $67.9 million available for borrowing by the Company and ExchangeRight as of September 30, 2024.

The interest only period bore interest at a rate equal to the prime rate. The amortization principal period required payments at the current interest rate.

Fixed-rate mortgage loans payable were composed of the following as of September 30, 2024:

			September 30, 2024
		Maturity	Balance		Contractual
Description	Amortization	date	outstanding		interest rate
Fixed-rate mortgage	Interest-only	10/1/2024	$16,902,000	(c)	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	21,550,000		3.97%
Fixed-rate mortgage	Interest-only	5/1/2025	25,519,000		4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000		4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000		4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000		4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000		3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000		4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000		4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000		3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000		3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000		4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000		4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000		6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000		5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000		4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000		4.32%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000		3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000		3.45%
			575,453,000		4.29%	(d)
Unamortized issuance costs, net			(927,000)
Unamortized below market debt discount, net			(10,337,000)
			$564,189,000

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
(c)
The Company repaid the $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024.
(d)
The weighted average effective interest rate on mortgage loans payable was 5.04% as of September 30, 2024.

The following table details the Company’s scheduled debt maturities as of September 30, 2024:

	Mortgage loan payable
Year	balloon payments		Line of credit	Total
Remainder of 2024	$16,902,000	(a)	$-	$16,902,000
2025	96,501,000		-	96,501,000
2026	77,445,000		-	77,445,000
2027	134,223,000		44,000,000	178,223,000
2028	182,587,000		-	182,587,000
Thereafter	67,795,000		-	67,795,000
	$575,453,000		$44,000,000	$619,453,000

(a)
The Company repaid the $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024.

The mortgage loans payable mature at various dates from October 2024 through January 2031. The Company intends to repay the mortgage debt maturing in 2025 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.6 million in restricted cash as of September 30, 2024.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are summarized below:

	Nine months ended September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$33,012,000	$30,925,000
Investing activities	$(30,418,000)	$(17,876,000)
Financing activities	$(2,219,000)	$(28,797,000)

Operating Activities

Net cash from operating activities was $33.0 million and $30.9 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operations increased $2.1 million, or 6.8%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the results for the acquisition of one property on May 30, 2024 and 15 properties on August 31, 2023. This increase was offset by an increase in cash paid for interest of $1.5 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA, a property acquisition, and leasehold improvements. During the nine months ended September 30, 2024, the Company had $19.8 million in net advances under the RSLCA, acquired a property for a total cash outlay of $10.2 million, and incurred expenditures of $0.6 million for improvements of real estate. These cash outflows were offset by $0.1 million in proceeds received from the sale of real estate as a result of a condemnation settlement at one property. During the nine months ended September 30, 2023, the Company had $7.5 million in net repayments under the RSLCA, acquired 16 properties for a total cash outlay of $24.6 million, and incurred expenditures of $0.7 million for improvements of real estate.

Financing Activities

During the nine months ended September 30, 2024, the Company had balloon mortgage loan repayments of $28.8 million, redemptions of $17.5 million of Class A and Class I Common Shares, distributions of $18.0 million to the holders of Class I, Class A, and Class ER Common Shares, distributions of $10.0 million to the holders of OP Units, and financing costs of $1.2 million relating to revolving line of credit entered into in May 2024, which was offset by net borrowings of $44.0 million from its revolving credit facilities, net proceeds of $27.6 million from the issuance of Class I Common Shares, Class A Common Shares, and Class ER Common Shares and pending trade deposits of $1.7 million.

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

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through September 30, 2024. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.5 million were declared but not yet paid as of September 30, 2024. The unpaid distributions as of September 30, 2024 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during October 2024.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER Common Share for the nine months ended September 30, 2024 and 2023, respectively:

	September 30, 2024			September 30, 2023
	Class A	Class I	Class ER	Class A	Class I
January	$0.1449	$0.1449	n/a	$0.1449	$0.1449
February	$0.1449	$0.1449	n/a	$0.1449	$0.1449
March	$0.1449	$0.1449	n/a	$0.1449	$0.1449
April	$0.1449	$0.1449	n/a	$0.1449	$0.1449
May	$0.1449	$0.1449	n/a	$0.1449	$0.1449
June	$0.1449	$0.1449	n/a	$0.1449	$0.1449
July	$0.1449	$0.1449	n/a	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$0.2898	$1.3041	$1.3041

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the nine months ended September 30, 2024:

	Common Shares		Total
Share Class	Issued		Reinvestment
Class I	56,900	(a)	$1,528,000	(a)
Class A	63,311		1,699,000
Class ER	-		-
Class S	-		-
Total	120,211		$3,227,000

(a) Includes the issuance of 13,801 Class I Common Shares totaling $370,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER Common Shareholders’ election.

The following table details the sources of our cash distributions during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Cash Distributions
Common Shares	$17,971,000	$19,589,000
Noncontrolling interests	10,046,000	9,810,000
Total cash distributions	$28,017,000	$29,399,000

Sources of Distributions
Cash flows from operating activities (a)	$28,017,000	$29,399,000

Cash flows from operating activities	$33,012,000	$30,925,000
Funds from Operations (“FFO”) (b)	$30,467,000	$29,401,000
Adjusted FFO (b)	$31,351,000	$29,726,000

(a)
As of September 30, 2024, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the nine months ended September 30, 2024 and 2023, respectively, is provided beginning on page 38 below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at September 30, 2024:

	Mortgage loans		Line of	Interest	Operating ground
Year	payable		credit	payments (a)	lease obligation	Total
2024	$16,902,000	(b)	$-	$6,848,000	$72,000	$23,822,000
2025	96,501,000		-	25,374,000	285,000	122,160,000
2026	77,445,000		-	22,006,000	285,000	99,736,000
2027	134,223,000		44,000,000	15,625,000	285,000	194,133,000
2028	182,587,000		-	3,912,000	285,000	186,784,000
Thereafter	67,795,000		-	3,302,000	28,745,000	99,842,000
Total	$575,453,000		$44,000,000	$77,067,000	$29,957,000	$726,477,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of September 30, 2024.
(b)
The Company repaid the $16.9 million mortgage loan payable by its contractual maturity date of October 1, 2024.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million and $0.3 million were included in total equity for the three and nine months ended September 30, 2024, for which the Company was obligated to reimburse ExchangeRight.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of September 30, 2024 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2024.

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

Inflation

During the first nine months of 2024, uncertainty in the global macroeconomic environment continued, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, the aggregate effects of inflation generated over the last three years, continued elevated interest rate levels, and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world has continued to create economic pressures in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy over the remainder of 2024 and in 2025, if at all. Any resurgence of inflation levels could prompt the Federal Reserve and other central banks to pause, and potentially reverse, their monetary easing policies.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2024. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2024 and 2023, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) attributable to common shareholders	$(80,000)	$(270,000)	$(489,000)	$(824,000)
Depreciation and amortization	10,295,000	10,336,000	31,018,000	30,638,000
Gain on land condemnation	-	-	(69,000)	-
Provision for impairment	-	-	250,000	-
Net (loss) attributable to noncontrolling interests	(38,000)	(134,000)	(243,000)	(413,000)
FFO applicable to diluted common shares	10,177,000	9,932,000	30,467,000	29,401,000
Adjustments:
Straight-line rent adjustments	(197,000)	(221,000)	(614,000)	(711,000)
Above/below market lease amortization, net	(625,000)	(604,000)	(1,950,000)	(1,782,000)
Amortization of deferred financing costs	145,000	76,000	342,000	355,000
Above/below market debt amortization, net	973,000	826,000	2,897,000	2,253,000
Straight-line ground rent adjustments	40,000	40,000	121,000	121,000
Amortization of tax incentive financing arrangement	29,000	30,000	88,000	89,000
Adjusted FFO applicable to diluted common shares	$10,542,000	$10,079,000	$31,351,000	$29,726,000

FFO per diluted common shares	$0.42	$0.43	$1.27	$1.29
Adjusted FFO per diluted common shares	$0.44	$0.44	$1.31	$1.31

Weighted average number of diluted common shares (a):
Common shares	16,270,862	15,485,383	16,030,280	15,155,258
OP Units	7,953,869	7,678,752	7,979,120	7,585,316
	24,224,732	23,164,135	24,009,399	22,740,574

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

The Company’s total NAV presented in the following tables includes the NAV of our Class A, Class I, Class S, and Class ER Common Shares, as well as the OP Units as of September 30, 2024 and per share/unit is identical for Class A, Class I, Class S, and Class ER Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of September 30, 2024 and December 31, 2023:

Components	September 30, 2024	December 31, 2023
Investments in real estate	$1,213,350,000	$1,192,250,000
RSLCA notes receivable from affiliates	42,007,000	22,251,000
Restricted cash	11,608,000	12,275,000
Cash and cash equivalents	8,096,000	7,053,000
Receivables	6,482,000	6,612,000
Notes receivable from affiliates	6,019,000	6,017,000
Other assets	1,484,000	496,000
Due (to)/from affiliates, net	(212,000)	493,000
Mortgage loans payable	(564,189,000)	(589,962,000)
Revolving credit facility	(44,000,000)	-
Accounts payable, accrued expenses and other liabilities	(10,641,000)	(9,533,000)
Distributions payable	(3,529,000)	(3,452,000)
Pending trade deposits	(1,700,000)	(1,386,000)
NAV	$664,775,000	$643,114,000

Class A Common Shares	10,360,669	10,017,613
Class I Common Shares	5,984,267	5,768,982
Class ER Common Shares	64,404	-
Class S Common Shares	-	-
OP Units	7,953,869	8,038,944
Total outstanding Common Shares/OP Units	24,363,209	23,825,539

NAV per share/unit	$27.29	$26.99

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of September 30, 2024 and December 31, 2023:

Reconciliation of Shareholders’ Equity to NAV	September 30, 2024	December 31, 2023
Total shareholders’ equity	$345,182,000	$349,708,000
Noncontrolling interests attributable to operating partnership	174,353,000	187,334,000
Total equity per GAAP	519,535,000	537,042,000
Adjustment:
Fair value adjustment of real estate investments	145,240,000	106,072,000
NAV	$664,775,000	$643,114,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At September 30, 2024, $707,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) September 30, 2024 are recorded at fair value using a weighted average discount rate of 6.55% with a range of 6.45% to 6.65% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s September 30, 2024 and December 31, 2023 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	September 30, 2024	December 31, 2023
Discount rate (weighted average)	25 bps decrease	$28.21	$27.92
Discount rate (weighted average)	25 bps increase	$26.35	$26.06
Exit capitalization rate (weighted average)	25 bps decrease	$28.60	$28.31
Exit capitalization rate (weighted average)	25 bps increase	$26.05	$25.76

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2024. There have been no material changes from these previously disclosed risk factors for the three months ended September 30, 2024.

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

During the three months ended September 30, 2024, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	115,641	$27.19	$3,145,000
Class A Common Shares	108,895	$28.97	3,154,000
Class ER Common Shares	64,404	$28.97	1,866,000
Class S Common Shares	-	$-	-
Total	288,940		$8,165,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended September 30, 2024, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $302,000, allocable among the various classes of our common shares as follows: $4,000 with respect to the Class I Common Shares, $188,000 with respect to the Class A Common Shares, and $110,000 with respect to Class ER Common Shares.

Dividend Reinvestment and Direct Share Purchase Plan

On October 19, 2023, the Trustee approved the DRIP, which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s common shares to be automatically reinvested in additional common shares. Any cash dividends attributable to the class of common shares owned by participants in the DRIP will be reinvested in common shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I and Class A 721 OP Units in the Operating Partnership and the Class ER Common Shares of the Company may elect to reinvest their cash distributions from the Operating Partnership and Company, as applicable, and make optional cash purchases of our Class I Common Shares. Participants may elect to have their cash dividends or distributions reinvested in additional common shares at a 1% discount to the NAV per common share applicable to the class of shares being purchased on the distribution date. The Company will not pay selling commissions on shares purchased pursuant to the DRIP. In addition, ExchangeRight Real Estate, LLC, the sponsor of the Company, will not charge participants for organizational and offering costs in connection with the DRIP. Shares offered under the DRIP have the same rights as the corresponding class of common shares offered to prospective investors in the Company’s Private Offering. The offering of the common shares under the DRIP is being conducted in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506(b), thereunder.

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	20,713	$26.95	$558,000
Class A Common Shares	21,682	$26.95	584,000
Class S Common Shares	-	$-	-
Total	42,395		$1,142,000
(a)
Includes the issuance of 4,747 Class I Common Shares totaling $128,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company’s Class I Common Shares based on those investors’ election.

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

During the three months ended September 30, 2024, holders of 15,134 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 15,134 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended September 30, 2024.

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

During the three months ended September 30, 2024, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
July 2024	160,642	51,383	$26.26	$26.47	160,642	51,383	N/A	N/A
August 2024	-	-	$-	$-	-	-	N/A	N/A
September 2024	-	-	$-	$-	-	-	N/A	N/A
Total	160,642	51,383			160,642	51,383

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

10.1

Incremental Revolving Commitment Assumption Agreement dated July 23, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Additional Lender named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein).

10.2

Revolving Note dated July 23, 2024 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein).

10.3

First Amendment to Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2024 and incorporated by reference herein).

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

EXCHANGERIGHT INCOME FUND

October 30, 2024	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

October 30, 2024	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)