Form 10-K
period 2024-12-31
ExchangeRight Income Fund
filed 2025-02-27
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of February 26, 2025, the issuer had the following common shares outstanding: 10,232,636 Class A Common Shares, $0.01 par value per share; 5,834,197 Class I Common Shares, $0.01 par value per share, and 469,648 Class ER Common Shares, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Index to Form 10-K

Year ended December 31, 2024

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

PART I

ITEM 1. BUSINESS.

General

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, (the “Company”) is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) owned 362 properties in 34 states (collectively, the “Trust Properties”) as of December 31, 2024. The Trust Properties are occupied by 39 different primarily national investment-grade necessity-based retail tenants as of December 31, 2024 and are additionally diversified by industry, geographic region, and lease term.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own all of our assets and conduct substantially all of our business through the Operating Partnership, which was formed on January 9, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership. As of December 31, 2024, an aggregate of 25,533,449 common units of limited partnership interest in the Operating Partnership (“OP Units”) are issued and outstanding. The Company owns 16,562,075 of the issued and outstanding OP Units in the Operating Partnership, investors who completed tax-deferred Code Section 721 exchanges into the Operating Partnership own 8,894,066 of the issued and outstanding OP Units and ExchangeRight Real Estate, LLC, a California limited liability company (“ExchangeRight”), which is the Company’s sponsor and the sole member and manager of the Company’s trustee, owns 77,308 of the issued and outstanding OP Units in the Operating Partnership. Additionally, ExchangeRight owns 600,000 of the Company’s 16,562,075 issued and outstanding OP Units disclosed above through its ownership in ExchangeRight Income Fund GP, LLC (“EIFG”).

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

On October 19, 2023, the Trustee approved the Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I and A common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares.

As of December 31, 2024, the Company had issued 6,669,135 Class I Common Shares, 10,753,635 Class A Common Shares, and 258,454 Class ER Common Shares, resulting in gross offering proceeds of approximately $482.5 million since inception. Of these issued Common Shares, 5,981,146 Class I Common Shares, 10,322,475 Class A Common Shares and 258,454 Class ER Common Shares remained outstanding as of December 31, 2024.

After deductions for payments of selling commissions (net of support received from ExchangeRight), marketing and diligence allowances, wholesale selling costs and expenses, and other offering expenses, we have received net offering proceeds since inception of approximately $459.5 million as of December 31, 2024. The net offering proceeds have been contributed to the Operating Partnership in exchange for OP Units, and the Operating Partnership has used the net proceeds of the offering to acquire the Trust Properties, and to pay certain fees and expenses related to the offering and acquisition of the Trust Properties.

The Class I Common Units and Class A Common Units of the Operating Partnership are issued to holders of interests in various Delaware statutory trusts (“DSTs”) in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs are accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merges into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefor, the holders of ownership interests in the DSTs have been offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class I and Class A Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST. As of December 31, 2024, the Operating Partnership had issued 8,199,471 Class I Common Units, resulting in $225.6 million in gross offering proceeds. Of these issued Class I Common Units, 7,832,043 remained outstanding as of December 31, 2024. As of December 31, 2024, the Operating Partnership had issued 1,062,023 Class A Common Units, resulting in $29.6 million in gross offering proceeds. Of these issued Class A Common Units, 1,062,023 remained outstanding as of December 31, 2024.

As of December 31, 2024, ExchangeRight held 77,308 Class I Common Units, which were at the same terms as offered to the other OP Unit holders at the time of acquisition.

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

Since 2012, ExchangeRight has been active in syndicating ownership in primarily investment-grade single-tenant, net-leased necessity-based retail assets through DST programs that qualify for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). ExchangeRight provides a vertically integrated, fully scalable real estate platform consisting of underwriting and acquisitions, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal, and investor reporting. ExchangeRight and its affiliates have acquired over 1,300 properties and manage over $6.3 billion of assets as of December 31, 2024. ExchangeRight and its affiliates utilize fair market value, when available, to calculate its assets under management.

When fair market value is not available, which is the case for its DST programs, ExchangeRight utilizes the original offering price of such offerings. The assets under management total over 25 million square feet and ExchangeRight’s net-leased platform is diversified across 84 national tenants and 47 different states as of December 31, 2024.

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

Ownership Structure

The following chart illustrates our current operating structure and ownership as of December 31, 2024. The solid-line arrows in the chart represent equity ownership relationships between the applicable parties, and the dotted lines represent contractual or service-provider relationships between the parties.

ExchangeRight Real Estate, LLC
Class A, Class I, Class ER and Class S Common Shareholders (1)
ExchangeRight Income Fund Trustee, LLC (2)
ExchangeRight Income Fund GP, LLC (3)
ExchangeRight Net-Leased Property Management, LLC (4)
ExchangeRight Net-Leased Asset Management, LLC (5)
ExchangeRight Income Fund d/b/a ExchangeRight Essential Income REIT 64.9%
Operating Partnership Unit Holders (6) (7) 35.1%
ExchangeRight Income Fund Operating Partnership, LP
100 %
Various Master Lease Entities
100 %
Various DST and LLC Entities
100 %
Essential Income Strategy DST Lender, LLC
100 %
Properties

(1)
As of December 31, 2024, an aggregate of 615,372 Common Shares, representing 3.7% of the total outstanding Common Shares were beneficially owned by (i) our Trustee; (ii) Joshua Ungerecht, Warren Thomas, and David Fisher, collectively (the “Key Principals”); (iii) our executive officers and (iv) EIFG. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further ownership information.
(2)
ExchangeRight Income Fund Trustee, LLC serves as the sole trustee of the Company.
(3)
EIFG owns 600,000 Class I Common Shares as of December 31, 2024, which were purchased on the same terms as all other holders of Class I Common Shares at acquisition. Additionally, EIFG owns a special limited partner interest in the Operating Partnership which entitles it to receive a promote interest in the profits of the Operating Partnership upon an investor receiving their preferred return plus a return of capital. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for further information.
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
(6)
The holders of the Operating Partnership Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in Class I Common Shares. The Class I Common Units have the same economic rights as Class I Common Shares. As of December 31, 2024, an aggregate of 147,439 OP Units, representing 1.6% of the total outstanding OP Units were beneficially owned by (i) ExchangeRight; (ii) our Trustee; (iii) our Key Principals and (iv) our executive officers. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further information.
(7)
The holders of the Operating Partnership Class A Common Units have the right to cause their Class A Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class A Common Units in exchange for Class A Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class A Common Units tendered for redemption in Class A Common Shares. As of December 31, 2024, no Class A Common Units were beneficially owned by (i) ExchangeRight; (ii) our Trustee; (iii) our Key Principals and (iv) our executive officers. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further information.

Management Structure

The Company operates under the direction of the Trustee, which in turn is managed by ExchangeRight as the sole manager of the Trustee. The business and affairs of ExchangeRight are managed by Joshua Ungerecht, Warren Thomas, and David Fisher (together, the “Key Principals”) as the sole managers of ExchangeRight, who have full and complete authority, power, and discretion to manage and control the business, affairs, and properties of ExchangeRight, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of ExchangeRight’s business. As a result, the Key Principals act in effect as directors of the Company.

Investment Objectives and Strategy

The Company seeks to provide capital preservation and stable income by focusing primarily on investment-grade necessity-based retail tenants that are additionally diversified by industry, geographic region, and lease term. For these purposes, the Company considers “investment-grade” tenants to be tenants with leases that are either entered into directly with a parent entity, leases that are backed directly by the parent entity through a lease guarantee, or tenants that are publicly disclosed as significant subsidiaries of a parent entity, and in each such case the parent entity carries a credit rating of BBB- issued by Standard & Poor’s, Baa3 issued by Moody’s or NAIC2 issued by the National Association of Insurance Commissioners or higher. We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to strategically acquire a diversified portfolio. The Company is structured to target:

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

Long-term, net-leased properties – We focus on net leases that obligate the tenant to pay not only their rent, but also the costs of property taxes, insurance, and property maintenance, often including repairs and replacements. The net-lease structure shields the landlord from the burden of those costs that are typically borne by the landlord in most other asset classes of real estate. By shifting the burden of many of these operating expenses from the landlord to the tenant, net-leased real estate provides investors with an income stream that is more stable and predictable and that is less likely to experience significant volatility throughout the lease term.

National, investment-grade and recession-resilient tenants – We focus on national tenants that exhibit strong balance sheets and financial performance, primarily carrying investment-grade credit ratings from S&P and/or Moody’s rating agencies, which are nationally recognized statistical rating organizations (“NRSROs”). Based on research from S&P and Moody’s, investment-grade credit tenants have historically had, on average, an 11.20x to 14.45x lower likelihood of defaulting over a 10-year horizon compared to speculative- or junk-rated credit tenants. We focus on investment-grade credit tenants so that we can rely on their strong balance sheets to weather economic crises and recessions and continue to meet their financial obligations under the leases.

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

Online-resilient – We focus on tenants and industries that have historically exhibited consistent resilience and growth in the face of the competitive expansion of online retail. The growth of online retail has impacted a number of real estate sectors, especially the discretionary retail sector that we regularly avoid. By primarily focusing on grocery, healthcare, necessity-based retail, pharmaceutical, farm and rural supply, and discount retail, the Company’s targeted tenants provide essential goods and services that are expected to be less susceptible to being replaced by online retail given the needs-based component of their business plan, the accommodation of immediate-fulfillment needs or desires, the provision of in-person services that are not or cannot be competitively duplicated online, and/or the low-cost nature of products offered. In addition, the tenants we focus on have adapted their business models to utilize their locations to provide in-person services and experiences. Our focus on necessity-based sectors that are less susceptible to economic shocks and online retail is intended to protect and insulate the Company’s long-term income that is generated from tenant leases.

•
Discount necessity retailers have converted approximately 15% - 20% of their floor space to groceries and provide necessity goods at a price point that is uneconomical for online retailers to compete against. Online retailers target demographics that have a much higher discretionary income that does not overlap significantly with discount necessity retailers. Furthermore, in recessions, a larger portion of the population tends to shop at discount necessity retailers in order to save money.
•
Pharmaceutical retailers frequently include health hubs, minute clinics, and medical testing centers that deliver discount healthcare like flu shots, vaccines, and medical testing within their stores and also immediately provide any prescriptions needed. They also provide a viable and convenient alternative to going to an urgent care facility to address non-urgent illnesses.
•
Grocers focus on perishable goods that online retailers have struggled to provide competitively. Certain online retailers had to ultimately acquire a brick-and-mortar retail grocer to compete in the grocery space. Many grocers have also created a one-stop-shop destination by adding cafes, pharmacies, restaurants, dry cleaning services, and banks to their stores along with higher margin products like meals on-the-go that cannot be replicated online.
•
Discount specialty and apparel retailers provide discount home goods, decor, and clothing that consumers often prefer to shop for in-person, that are discounted and therefore, less economical to ship and that target a demographic that is less likely to overlap with online retailers’ target demographic.
•
Farm and rural supply stores provide essential products for agriculture, livestock, and pet care while also carrying products related to home improvement, truck maintenance and lawn and garden care. Many of these products tend to be larger and less economical to ship to customers and are needed more immediately than shipping can accommodate.

•
Automotive stores typically provide for the immediate and ongoing supply chain needs of local auto repair shops in addition to meeting the immediate needs of local consumers.
•
Healthcare providers offer in-person health care services that are either difficult or impossible to deliver through an online format.

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

Diversification Strategy

While focusing almost exclusively on those properties that meet all of the investment factors discussed above, we will then take the pursuit of risk mitigation a step further with diversification by property, location, tenant, industry, lease term, and debt term so that we avoid significant concentrations of income coming from any one factor.

When we put these all together, the intended result is a diversified, long-term stream of cash flow that is shielded from many of the potential costs of real estate ownership and that is ultimately guaranteed by tenants with strong balance sheets. The tenants we focus on operate businesses that provide goods and services that are anticipated to be needed in all economic cycles and historically have performed well in recessions.

Each of these separate investment factors build upon each other and, in combination, create an investment strategy that can provide stable income and value for investors. The combination of all of these factors and the potential to aggregate a large, diversified portfolio of similar quality net-leased real estate through ExchangeRight’s proprietary pipeline and existing assets under management also create value as it is well-positioned to continue to perform through a variety of economic conditions, including recessionary environments.

Stable distributions paid monthly that are covered by cash flow from operations – The Company’s net-leased portfolio has provided a diversified and secure stream of distributable cash flows that has thus far proven to be resilient in the face of significant economic turmoil. The distribution rate has been increased by our Trustee five times since our inception and has never been reduced, delayed or suspended. Based on the current monthly distribution rate of $0.1449 per Common Share, the distribution yield, when compared to the December 31, 2024 declared net asset value (“NAV”) per Common Share of $27.37, was 6.35%, which distribution has been fully covered by inception-to-date cash flows from operations. Paying distributions out of operations is important as it avoids the dilution and capital destruction that results from paying distributions out of equity capital or financing. A fully covered distribution can allow the Company to create retained earnings that can allow for excess reserves to be reinvested on behalf of shareholders or to maintain consistent distributions in the face of difficult circumstances. Our distribution policy is to pay distributions exclusively out of inception-to-date cash flows from operations, rather than investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. Since inception, the Company has fully paid its cumulative distributions, and the Operating Partnership has paid distributions to the holders of its OP Units, out of cumulative cash flows from operations.

Significant tax deferral and deductions provided to increase the tax-equivalent yield – The Company is structured to take advantage of a number of tax deductions and depreciation benefits, including the REIT pass-through deduction included in the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Distributions to investors in 2024 were reported as a 62.24% non-taxable return of capital for federal income tax purposes, meaning that only 37.76% were treated as taxable distributions. In addition, so long as the Company continues to satisfy the various requirements for qualification as a REIT, non-corporate shareholders of the Company that receive distributions characterized as ordinary dividends for U.S. federal income tax purposes will be eligible to claim a tax deduction for the taxable year prior to January 1, 2026 equal to 20% of the ordinary dividends distributed to them in each such taxable year. In addition, the Company, and any of its subsidiaries that qualify as a real property trade or business, intend to make an election to be exempt from rules limiting the amount of interest expense a taxpayer is permitted to deduct each taxable year.

Clearly-defined aggregation strategy that is structured to benefit from the diversification and scale of ExchangeRight’s proprietary acquisitions pipeline and existing assets under management – We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to continue to strategically acquire single-tenant, net-leased necessity-based retail assets. This aggregation strategy is intended to amplify the synergies between its net lease DST and REIT platforms in order provide stable monthly income; reduce risk and enhance value through increased diversification; expand capacity to accommodate liquidity needs; unlock additional access to capital; and optimize estate planning benefits on behalf of investors across both platforms. There is no guarantee that any aggregation strategy will be executed or that they will produce enhanced liquidity or returns.

An investor-centric structure and significant alignment of interest – The Company’s fee arrangements with ExchangeRight are structured to have ongoing performance fees that are on average more favorable than what we believe are market fees. ExchangeRight currently has invested $15.0 million in Class I Common Shares and $2.0 million in OP Units alongside investors as of December 31, 2024, creating what we believe to be a strong alignment of interest in the success of the Company. Moreover, ExchangeRight does not participate in an incentive fee until investors have achieved 100% return of capital and a 7% annual return, thus creating an additional alignment of interest and incentive for ExchangeRight to perform.

Share Repurchase Program

Our share repurchase program may provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5%, or as approved by the Trustee, of the Company’s issued and outstanding shares per fiscal year pursuant to its share repurchase plan. Affiliates may seek to have their shares repurchased at the same terms and limitations as the common shareholders. ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase plan.

Real Estate Investments

The Company, through the Operating Partnership, owned 362 properties in 34 states as of December 31, 2024. The Trust Properties were 98.7% leased as of December 31, 2024 and occupied by 39 different primarily national investment-grade necessity-based retail tenants as of December 31, 2024, and are additionally diversified by industry, geographic region and lease term. The following table details information about our tenants as of December 31, 2024:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	18.0%	$22.57	4.8
Dollar General	24	90	114	1,075,600	$11,773,500	15.9%	$10.95	5.0
Tractor Supply	16	5	21	428,500	$6,001,400	8.1%	$14.01	6.4
Hobby Lobby	10	1	11	643,000	$5,132,200	6.9%	$7.98	4.9
Family Dollar	22	12	34	295,400	$3,782,100	5.1%	$12.80	3.7
Advance Auto Parts	27	5	32	233,900	$3,554,900	4.8%	$15.20	4.3
Pick ’n Save	3	1	4	245,000	$3,508,900	4.7%	$14.32	4.9
Fresenius Medical Care	10	2	12	102,500	$3,228,600	4.4%	$31.50	6.0
Stop & Shop	-	1	1	102,100	$2,940,000	4.0%	$28.80	11.9
CVS Pharmacy	8	1	9	111,200	$2,675,500	3.6%	$24.06	4.7
BioLife Plasma Services L.P.	-	3	3	45,600	$2,035,300	2.7%	$44.63	11.0
Napa Auto Parts	-	17	17	141,800	$1,739,400	2.3%	$12.27	11.8
Kroger	3	-	3	200,100	$1,624,500	2.2%	$8.12	6.5
Publix	2	-	2	96,800	$1,548,400	2.1%	$16.00	15.4
Hy-Vee	-	1	1	101,200	$1,415,800	1.9%	$13.99	14.1
Old National Bank	-	3	3	41,600	$1,358,000	1.8%	$32.64	5.0
AutoZone	7	2	9	65,900	$1,003,700	1.4%	$15.23	2.1
Dollar Tree	9	-	9	85,400	$900,000	1.2%	$10.54	3.2
Giant Eagle	1	-	1	81,800	$850,700	1.1%	$10.40	6.3
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.0%	$17.67	6.8
O'Reilly	6	1	7	48,700	$663,000	0.9%	$13.61	4.5
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	5.4
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	2.5
Sherwin Williams	6	-	6	41,900	$500,200	0.7%	$11.94	1.5
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	4.1
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	8.8
PNC Bank, N.A.	-	1	1	6,100	$272,200	0.4%	$44.62	3.8
Home Goods	1	-	1	22,200	$255,800	0.3%	$11.52	6.3
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	2.2
A Plus Childcare	1	-	1	11,500	$183,100	0.2%	$15.92	6.7
The Christ Hospital	-	1	1	9,300	$181,300	0.2%	$19.49	3.0
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	6.1
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	2.0
Adult and Child Health, Inc.		1	1	6,000	$113,500	0.2%	$18.92	5.0
Dollar General Market	-	1	1	10,700	$109,300	0.1%	$10.21	14.4
Truist Bank	-	1	1	2,700	$105,500	0.1%	$39.07	4.0
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	1.2
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	1.7
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	8.9
Total Occupied Portfolio	190	170	360	5,048,500	$74,170,900	100.0%	$14.69	6.0
Vacant				66,900
Total Portfolio				5,115,400

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
(c)
“GLA” means gross leasable area.

(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2024 Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of December 31, 2024:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	158	1,467,100	28.7%	$16,564,900	22.3%
Grocery	15	919,400	18.0%	13,052,900	17.6%
Discount Specialty Retail	15	716,500	14.0%	6,176,900	8.3%
Farm and Rural Supply	21	428,500	8.4%	6,001,400	8.1%
Discount Automotive	65	490,300	9.6%	6,961,000	9.4%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Pharmaceutical Retailers	50	702,700	13.7%	16,022,800	21.6%
Paint and Supplies	6	41,900	0.8%	500,200	0.7%
Healthcare Providers	6	64,300	1.3%	2,407,100	3.2%
Medical Care	13	107,100	2.1%	3,421,700	4.6%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Banking Services	6	54,900	1.1%	1,852,400	2.5%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Education	1	11,500	0.2%	183,100	0.2%
Total	360	5,048,500	98.7%	$74,170,900	100.0%
Vacant		66,900	1.3%
Total Portfolio		5,115,400	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2024 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2025	13	109,000	2.2%	$1,312,200	1.8%	$12.04
2026	41	478,000	9.5%	5,661,500	7.6%	$11.84
2027	39	551,300	10.9%	8,193,100	11.0%	$14.86
2028	54	567,400	11.2%	9,649,700	13.0%	$17.01
2029	43	709,100	14.0%	9,225,600	12.4%	$13.01
2030	42	557,900	11.1%	8,796,800	11.9%	$15.77
2031	44	679,300	13.5%	9,328,700	12.6%	$13.73
2032	33	504,800	10.0%	7,270,100	9.8%	$14.40
2033	13	168,500	3.3%	2,855,900	3.9%	$16.95
2034	12	219,200	4.3%	2,477,300	3.3%	$11.30
2035	8	71,400	1.4%	1,331,100	1.8%	$18.64
2036	6	140,500	2.8%	3,521,400	4.7%	$25.06
2037	5	54,200	1.1%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	4	175,100	3.5%	2,955,300	4.0%	$16.88
2040	1	48,600	1.0%	750,000	1.0%	$15.43
Total	360	5,048,500	100.0%	$74,170,900	100.0%	$14.69

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of December 31, 2024:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.6%	$8,444,000	11.4%
Wisconsin	23	538,300	10.5%	7,025,300	9.5%
Texas	38	426,300	8.3%	6,426,600	8.7%
Ohio	36	522,300	10.2%	6,010,300	8.1%
Louisiana	40	417,700	8.2%	5,108,000	6.9%
Tennessee	18	273,800	5.4%	3,627,600	4.9%
Florida	20	218,100	4.3%	3,587,000	4.8%
Alabama	14	270,300	5.3%	3,491,900	4.7%
Indiana	15	268,700	5.3%	3,455,400	4.7%
Georgia	14	264,300	5.2%	3,069,100	4.1%
South Carolina	18	211,200	4.1%	3,007,200	4.1%
Massachusetts	1	102,100	2.0%	2,940,000	4.0%
North Carolina	14	210,000	4.1%	2,541,900	3.4%
Michigan	9	143,500	2.8%	2,211,600	3.0%
Pennsylvania	13	129,200	2.5%	2,114,500	2.9%
Virginia	7	106,400	2.1%	1,757,000	2.4%
Minnesota	1	101,200	2.0%	1,415,800	1.9%
Missouri	6	63,400	1.2%	1,256,200	1.7%
Nevada	2	31,100	0.6%	1,089,500	1.5%
Arizona	2	32,100	0.6%	880,500	1.2%
New Jersey	3	33,000	0.6%	702,000	0.9%
Utah	2	44,700	0.9%	618,200	0.8%
Connecticut	3	38,000	0.7%	572,100	0.8%
Oklahoma	4	53,800	1.1%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Kansas	1	7,200	0.1%	101,900	0.1%
Total Portfolio	360	5,115,400	100.0%	$74,170,900	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

Identified Trust Properties

As part of the Company’s aggregation strategy, we intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to strategically acquire single-tenant, net-leased necessity-based retail assets with the goal of creating additional size and diversification in order to seek enhanced, recession-resilient returns and liquidity for shareholders. The Company has identified a diversified portfolio of 455 single-tenant, net-leased properties leased primarily to investment-grade tenants that are part of existing ExchangeRight DST Portfolios as well as 126 additional properties (collectively, the “Identified Trust Properties”) for possible future acquisition.

The 455 properties that are part of the ExchangeRight DST Portfolios are currently owned by various ExchangeRight DSTs as of December 31, 2024. The Identified Trust Properties are leased and operated primarily by investment-grade tenants that have proven to be recession-resilient in the past. These tenants operate successfully in the necessity-based retail space, and are diversified by geography, tenant, industry, lease term, and debt maturities. The Identified Trust Properties were selected for their proven operating history and cash flows as well as management’s experience in managing the majority of these locations and tenants. In limited circumstances, certain portfolio acquisitions may require the inclusion of individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition, diversification, and value as a whole. Moreover, we intend to only acquire properties and portfolios that would result in a post-acquisition Company NAV that is higher than or equal to the pre-acquisition Company NAV as determined at the time of property identification and approval, which process would include the valuation of all properties in the acquired portfolio. The majority of the Identified Trust Properties have built-in rent escalations in their primary term or option periods that are intended to provide increased income and inflation protection should the option be exercised.

The Identified Trust Properties are anticipated to provide several distinct advantages to the Company:

•
The properties are expected to provide the Company with a pre-determined initial portfolio of properties and the ability to achieve an attractive diversification level;
•
There is reduced blind pool risk or counterparty execution risk as the majority of properties are already controlled and managed by ExchangeRight;
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
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2024; and
•
The Operating Partnership is expected to grow more quickly than it would otherwise as a result of DST investors electing to perform a tax-deferred Code Section 721 exchange, providing long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with the long-term aggregation strategy and reducing the amount of new cash the Company must raise to acquire additional net-leased portfolios.

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

Competition

We compete for tenants with numerous traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks, and insurance companies, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could decrease the occupancy and rental rates of our properties.

Additionally, we face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private REITs, private equity investors, institutional investment funds, individuals, banks, and insurance companies, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us which may impede our growth and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investments. Accordingly, competition for the acquisition of real property could materially and adversely affect us. However, the Identified Trust Properties may help the Company offset the effects of the foregoing competitive factors.

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

Human Capital

The Company has no direct employees. Services necessary for our business are provided by individuals who are employees of ExchangeRight or its affiliates, pursuant to the terms of the Management Agreements, and we pay fees associated with such services. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a summary of the fees paid to ExchangeRight and its affiliates during the years ended December 31, 2024 and 2023.

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

Industry Segments

The Company operates under the direction of the Trustee, which in turn is managed by ExchangeRight as the sole manager of the Trustee. The business and affairs of ExchangeRight are managed by ExchangeRight’s managing partners (together, the “Key Principals”) as the sole managers of ExchangeRight, who have full and complete authority, power, and discretion to manage and control the business, affairs, and properties of ExchangeRight, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of ExchangeRight’s business. As a result, the Key Principals act in effect as directors of the Company and therefore, the Key Principals are considered the Company’s Chief Operating Decision Maker (“CODM”).

Our current business is focused on the ownership and operation of net-leased, primarily investment-grade tenanted properties. As of December 31, 2024, the Company owned 362 properties in 34 states, which are occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. The CODM evaluates financial performance and allocates resources on a portfolio basis. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

The CODM evaluates consolidated operating results, performance of the portfolio as a whole, and allocates its resources based on net income (loss) as reported on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Further, the measure of segment assets is equal to the total assets reported on the Company’s Consolidated Balance Sheets.

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
•
We may be unable to complete certain acquisitions of the identified ExchangeRight DST Portfolios or the other identified properties included in the Identified Trust Properties.
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
•
Challenging conditions in the real estate market could increase vacancy rates.
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
•
The Common Shares we are currently offering under our ongoing private placement are being offered in reliance upon a private offering exemption under the Securities Act.

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

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact our tenants’ results of operations and, in turn, their ability to meet their obligations to us. These factors also may negatively impact our ability to access the debt markets on favorable terms. During 2022 and 2023, interest rates rose to levels not seen since before the financial crisis of 2008. Since the third quarter of 2023, interest rates have stabilized or fallen slightly, but generally remain at elevated levels compared to the rate levels experienced over the last 20 years. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance including cash available for distribution, the net asset value of the Company, and, in turn, the value of our Common Shares.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis, and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the ongoing Russian military invasion of Ukraine, including comprehensive international sanctions, the conflict between Israel and Hamas, the aggregate impact of inflation experienced since the first quarter of 2021, and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our properties, result in an economic downturn either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts, and consequences and have an adverse impact on the Company’s returns, net income and funds from operations. We have no way to predict the duration or outcome of the foregoing events, as the conflicts and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

Additionally, the U.S. government’s credit and deficit concerns, the European geopolitical and economic environment, and any continuing macroeconomic uncertainty with respect to China could cause interest rates to be volatile, which may negatively impact our ability to obtain debt financing on favorable terms. In the current interest rate environment, our cost of funds would continue to increase from our current weighted average rates, which could reduce our net income, funds from operations, and cash available for distributions.

Illiquidity of real estate investments and restrictions imposed by the Code could significantly impede our ability to respond to adverse changes in the performance of our properties.

Relative to many other types of investments, real estate in general, and our properties in particular, are difficult to sell quickly. Therefore, our ability to promptly sell one or more properties in response to changing economic, financial or investment conditions is limited. In particular, our ability to sell a property could be adversely affected by weaknesses in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers or changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

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

We are exposed to financial market risks, especially interest rate risk. During 2022 and 2023, the U.S. Federal Reserve raised short term interest rates to levels not seen in 20 years. While the Federal Reserve has decreased the federal funds rate three times since September 2024 (from a target rate of 5.5% to the current target rate of 4.5%), the Federal Reserve has indicated a slowing pace to further interest rate decreases and it is uncertain when or if they will reduce rates again in the near term. As a result, market interest rates may remain at elevated levels compared to the rate levels experienced over the last 20 years. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of elevated interest rates as compared to historical rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate which has increased in recent years, our cost of funds would remain at elevated levels, which could reduce our net income. Further, continued elevated interest rates could also adversely affect our performance if such elevated rates cause our borrowing costs to remain at rates in excess of the rate that our investments yield.

As of December 31, 2024, the Company had $26.9 million of floating rate debt outstanding, which is related to a mortgage loan entered into on February 9, 2023. Concurrent with the closing of this mortgage loan, the Company entered into an interest rate swap agreement which effectively converted this floating rate debt to fixed rate debt through its maturity date.

A continuation of elevated interest rate levels may make it more costly for us to service the debt under our financing arrangements. As of December 31, 2024, the Company had $82.5 million outstanding under its variable interest rate line of credit in addition to $152.4 million of secured, fixed rate debt maturing in the next two years, which has a weighted average interest rate of 4.27%. If interest rates remain elevated, it will be more costly for the Company to service this debt or refinance this debt upon maturity, if needed. Continued high interest rates could also cause our tenants to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their businesses and operations.

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

The aggregate effects of elevated levels of inflation may adversely affect our financial condition, cash flows and results of operations.

From the first quarter of 2021 to the second quarter of 2022, inflation rates for consumer prices increased significantly from an annual rate of 0.1% to 9.1%. Inflation rates in other sectors of the economy, including producer prices, labor, and shelter prices, experienced similar increases. Since 2022, annual consumer price inflation rates have decreased to approximately 2.75% as of the fourth quarter of 2024, but remain above the Federal Reserve's previously stated target rate of 2.0%. While inflation rates have moderated over the last two years, the aggregate effect of the previous significant increases in inflation rates, coupled with relatively continued elevated levels of inflation compared to the Federal Reserve targets, could have a negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could remain at a rate higher than our tenants’ rents. Also, the aggregate effect of the recent inflationary environment may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. The aggregate effect of recent inflation could also continue to have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses. Also, any resurgence in inflation above current levels could result in any or all of the adverse effects described in this paragraph recurring.

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest single-tenant properties net-leased to investment-grade tenants operating in the necessity-based retail industry subject to long-term net leases where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as grocery, healthcare, necessity-based retail, pharmaceutical, farm and rural supply, and discount retail. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

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

Our strategy focuses primarily on single-tenant properties net-leased to investment-grade tenants operating in the necessity-based retail industry subject to long-term net leases across the United States. Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. We cannot guarantee that we will be able to renew leases or re-lease space (i) without an interruption in the rental revenue from those properties, (ii) at or above our current rental rates or (iii) without having to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. Furthermore, the Company is aware of 11 tenants that are not operating in their location but are paying full unabated rent. The difficulty, delay and cost of renewing leases, re-leasing space and leasing vacant space could materially and adversely affect us.

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

The five largest tenants of the Trust Properties, Walgreens, Dollar General, Tractor Supply, Hobby Lobby, and Family Dollar represent 18.0%, 16.0%, 8.1%, 6.9% and 5.1% respectively, and collectively represent over 54.0% of the current in-place net rents of the Trust Properties as of December 31, 2024. Additionally, the five largest tenants of the combined Trust Properties and the Identified Trust Properties, Walgreens, Dollar General, Tractor Supply, Pick ’n Save, and

CVS, represent 19.7%, 13.7%, 8.9%, 5.1%, and 4.9%, respectively, and collectively represent over 52.7% of the current net operating income of the combined Trust Properties and the Identified Trust Properties as of December 31, 2024. Walgreens and Dollar General are public companies, with each company’s common stock registered with the SEC under the Exchange Act. Walgreens common stock is listed on the Nasdaq Stock Market and Dollar General’s common stock is listed on the New York Stock Exchange. Walgreens has a split rating from S&P and Moody’s of BB- and B1, respectively. Dollar General maintains an investment grade rating of BBB by S&P. As a result of this concentration, our business, financial condition and results of operations, including our NAV or the amount of cash available for distribution to our shareholders, could be adversely affected if we are unable to do business with one or more of these tenants, or if one or more of these tenants were to declare bankruptcy, become unable to make lease payments because of a downturn in its business, or otherwise.

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

We may be unable to complete certain acquisitions of the identified ExchangeRight DST Portfolios or the other identified properties included in the Identified Trust Properties.

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

Challenging conditions in the real estate market could increase vacancy rates.

Challenging economic conditions over the last several years in the national real estate market (and particularly the commercial real estate market), as well as the availability and cost of credit, and volatility in the mortgage market have contributed to increased vacancy rates in the commercial real estate sector. If we experience higher vacancy rates, we may have to offer lower rental rates or increase tenant improvement allowances or concessions. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of rental income. Increased vacancies could reduce our rental revenue and the values of our properties, possibly below the amounts we paid for them. Any such reduced revenues could make it more difficult for us to meet our payment obligations with respect to any indebtedness associated with the affected properties or limit our ability to refinance such indebtedness.

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

We may sell properties and provide financing to the purchaser for a portion of the purchase price. Though we do not expect to provide a significant amount of financing to purchasers relative to the overall size of our portfolio, we are not precluded from doing so. If we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations to us, including payment obligations, under the financing arrangement. Even in the absence of a purchaser default, we will not receive the full cash proceeds from such a sale until such time as our loan is repaid by the purchaser or sold by us, which will result in a delay in our ability to distribute such sales proceeds or reinvest them in other properties.

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

We own all of the general partnership interests in the Operating Partnership as of December 31, 2024. In connection with our future acquisition of properties or otherwise, we may issue OP Units to third parties. Such issuances would reduce our percentage ownership interest in the Operating Partnership. Because shareholders will not directly own units of the Operating Partnership, shareholders will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, on the other. Our Key Principals and executive officers own 15,372 Class I Common Shares and 70,131 OP Units. The Key Principals are anticipated to have the right to elect to receive up to $10.1 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the ExchangeRight DST Portfolios. Additionally, ExchangeRight owns 77,308 OP Units and EIFG owns 600,000 Class I Common Shares. Our Trustee and officers have duties to us and our shareholders under applicable Maryland law in connection with their management of the Company. At the same time, we, as the sole general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as the sole general partner to our Operating Partnership and its partners may come into conflict with the duties of our Trustee and officers to the Company and our shareholders. These conflicts may be resolved in a manner that is not in the best interests of our shareholders.

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

We anticipate using the Company’s capital to acquire ExchangeRight DST Portfolios, as well as other properties. The Identified Trust Properties, which is a diversified portfolio of single-tenant, net-leased properties leased primarily to investment-grade tenants that are mainly owned by various ExchangeRight DSTs, has been identified for potential future acquisition. Our ability to acquire any of the Identified Trust Properties, or other properties, and successfully integrate them is also dependent on our ability to raise sufficient capital to acquire the properties. If we are not able to acquire all of the

Identified Trust Properties immediately, some or all of the properties may decline in value before we are able to complete the acquisition, and we may be unable to identify suitable replacement properties that meet our investment objectives and we may be unable to achieve our desired returns.

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

We are subject to the requirements of the Sarbanes-Oxley Act.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act.

However, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements if we are no longer an “emerging growth company.” Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process may be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. ExchangeRight structured the RSLCA, including the 12% interest rate, 0.25% unused facility fees and 0.25% annual access fee as a way to provide an enhanced risk-adjusted return to the Company. ExchangeRight entered into the ExchangeRight Mezz Loans because, as the ultimate parent entity and sponsor of the Company, the Operating Partnership, and their business, it has a strong interest in the success of both the Company’s REIT platform and ExchangeRight’s DST platform and the structure of the loans facilitates an alignment between these two platforms. In this regard, ExchangeRight may use funds from the ExchangeRight Mezz Loans to facilitate acquisitions of properties owned or managed by affiliates of ExchangeRight, including the ExchangeRight DST entities. Therefore, by entering into this loan agreement, ExchangeRight seeks to enhance the performance and liquidity of the REIT portion of the overall ExchangeRight platform, which the Company and Trustee believe ultimately inures to the benefit of the Company and its Common Shareholders. The Company and ExchangeRight will evaluate whether to extend the RSLCA agreement past the maturity date, although that is currently expected. No firm determination has yet been made by the parties to extend the ExchangeRight Mezz Loans, nor have the terms of any such extended arrangements been determined. If the Company and ExchangeRight do not extend the ExchangeRight Mezz Loans beyond the April 2027 maturity date, this would eliminate a source of liquidity for the Company and may adversely affect the Company’s cash available for use with its share repurchase program and other strategic initiatives.

Bankruptcy of ExchangeRight or any tenant of a property owned by the entity pledged to secure the RSLCA, as defined below, may adversely affect the value of the ExchangeRight Secured Loans.

We have entered into the Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC, as borrower, and ExchangeRight Income Fund Operating Partnership, LP., as lender, (the “RSLCA”), under which the Company will make short-term secured loans at any time or from time to time to ExchangeRight (the “ExchangeRight Secured Loans”). For a description of the RSLCA and the ExchangeRight Secured Loans, see the immediately preceding risk factor above. While ExchangeRight and many of the tenants it focuses on have a consistent track record of profitability, bankruptcy proceedings and usual equitable principles may delay or otherwise adversely affect the enforcement of a noteholder’s rights in the property granted as security for the note. Federal bankruptcy law permits adoption of reorganization plans even though such plans have not been accepted by the holders of a first lien on property, if such holders are provided with the benefit of their original lien or the “indubitable equivalent.” In addition, if the bankruptcy court concludes that the noteholders have “adequate protection,” it may (i) substitute other security subject to the lien of the noteholders, and (ii) subordinate the lien of the noteholders (A) to claims by persons supplying goods and services to the debtor after bankruptcy, and (B) to the administrative expenses of the bankruptcy proceeding. In the event of the bankruptcy of an obligor under a note held by the Company, the amount realized by the Company might depend on the bankruptcy court’s interpretation of “indubitable equivalent” and “adequate protection” under the then-existing circumstances. It is also possible that debtors could attempt a “cramdown” in bankruptcy court pursuant to which the debtor’s obligation to the Company could be reduced below amounts otherwise owed. To confirm a Chapter 11 plan of reorganization, the court must find that creditors will receive at least what they would receive in a Chapter 7 liquidation case, and that the plan is either approved by all of the creditors, or the plan is approved by at least one class of creditors and (1) the plan does not discriminate unfairly; (2) holders of secured claims receive property under the plan with a value equal to the “value of the secured creditor’s interest in the property of the estate”; and (3) either holders of unsecured claims are paid in full with interest or junior classes with claims receive nothing. Secured creditors are much more likely to be “crammed down” than unsecured creditors.

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

We expect to finance at least a portion of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. The Company had $600.9 million of interest-only mortgage indebtedness as of December 31, 2024.

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

The TCJA, as revised by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), provides a limitation on the deduction of business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business) for U.S. federal income tax purposes. In general, and subject to certain exceptions, including for a real estate trade or business if an election is made, business interest expense (i.e., business interest in excess of a taxpayer’s business interest income for the taxable year) is not deductible to the extent such interest exceeds 30% of a taxpayer’s adjusted taxable income (as defined in Section 163(j) of the Code, as revised by the TCJA and the CARES Act). With respect to entities taxed as partnerships (including the Operating Partnership), the deduction for business interest is determined at the level of the entity incurring the expense and the amount deductible by a beneficial owner of such entity is generally calculated based on the entity’s adjusted taxable income. Business interest not allowed as a deduction by an entity taxed as a partnership is allocated to each entity owner and may be deducted in any future year against excess taxable income attributed by the entity to the entity owner for such future year. Note that the limitation on the deductibility of business interest does not apply to investment interest.

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

Our Common Shares are being offered in reliance upon a private offering exemption under the Securities Act. If we should fail to comply with the requirements of such exemption, our shareholders would have the right to rescind their purchase of the shares.

The Company is currently conducting a private placement offering on a continuous basis for up to $2.165 billion of Common Shares pursuant to which the Company is offering its Class I, Class A, Class S, and Class ER Common Shares (the “Private Offering”). The Common Shares are being offered and will be sold in the Private Offering to investors in reliance upon a private offering exemption from registration provided in the Securities Act. If we should fail to comply with the requirements of such exemption, our shareholders would have the right to rescind the purchase of their shares if they so desired. Under these circumstances, it is possible that one or more shareholders seeking rescission would succeed. This might also occur under applicable state securities laws and regulations in states where our Common Shares are offered without registration or qualification pursuant to a private offering or other exemption. If a number of shareholders were successful in seeking rescission, we would face severe financial demands that would adversely affect us as a whole and, consequently, the investment in our Common Share by the remaining shareholders.

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

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code, or common law as a result of an investment in shares of our Common Shares, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our Common Shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our Common Shares, you should satisfy yourself that:

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce “unrelated business taxable income” for the plan or IRA;
•
our shareholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our Common Shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

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

Identifying, assessing, and mitigating cybersecurity and related risks are disciplines we integrate into our overall enterprise risk management (“ERM”) process. Our ERM process and cybersecurity policies are based on the National Institute of Standards and Technology and Consensus Audit Guidelines. As part of our process, we complete continuous vulnerability scanning, end point detection and response, employee cybersecurity awareness training, and security monitoring. To the extent our ERM process identifies any relevant heightened cybersecurity related threat, we assign risk owners to develop mitigation plans, which we then track until full execution aligned with our Incident Response Plan.

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

Management’s Role in Assessing and Managing Cybersecurity Risk

ExchangeRight’s Senior Information Technology and Enterprise Applications Manager leads our information security team, which is responsible for developing and executing our enterprise-wide cybersecurity strategy. With over 13 years of experience in information technology, security strategy, program management, and internal controls, our information security team brings extensive expertise in evaluating, implementing, and overseeing security initiatives that protect our organization from cyber threats.

The information security team’s background includes information technology governance, risk management & compliance, security controls, and enterprise application security, ensuring our systems align with best practices and regulatory standards. As a control owner for Information Technology General Controls (“ITGCs”), they oversee security reviews, change management processes, and system integrity for critical applications, such as enterprise resource planning (“ERP”) and enterprise software solutions. Additionally, they have played a key role in architecting and managing secure operational workflows, leading ERP implementations, and ensuring compliance with internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act, and audit requirements.

Under their leadership, the information security team continuously strengthens our enterprise security posture, mitigating cyber risks while enhancing system resilience to minimize business disruptions. Recognizing that cybersecurity is a shared responsibility, they foster a corporate culture of security awareness and accountability, ensuring that employees beyond the security team remain vigilant against evolving cyber threats.

The Senior Information Technology and Enterprise Applications Manager notifies the Key Principals of our cybersecurity and information security posture as appropriate and the Key Principals are apprised of cybersecurity incidents deemed to have any relevant business impact. The Key Principals, Senior Information Technology and Enterprise Applications Manager, our Chief Financial Officer, Chief Accounting Officer, and our Executive Managing Principal maintain an open dialogue regarding emerging or potential cybersecurity risks. The Senior Information Technology and Enterprise Applications Manager keeps them appraised of updates on any significant developments in the cybersecurity domain, ensuring the Key Principals’ oversight is both proactive and responsive.

The Senior Information Technology and Enterprise Applications Manager is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Senior Information Technology and Enterprise Applications Manager oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the information security team is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Key Management Personnel

As disclosed above, the primary responsibility for our overall information security strategy and directive resides with our Senior Information Technology and Enterprise Applications Manager with reliance on our information security team. With over 50 years of cumulative experience in the field, ExchangeRight’s information security team brings a wealth of expertise to our organization. The team includes individuals with backgrounds in Information Technology, Data Science, Enterprise Applications, and Business Development. Their in-depth knowledge and expertise are instrumental in developing and executing our cybersecurity strategies.

Risks from Cybersecurity Incidents

To date, we have not encountered, to our knowledge, a cybersecurity incident that has materially impaired, or is reasonably likely to materially impair, our operations or financial condition. There can be no assurance that such effects may not occur in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for any class of our Common Shares. As of December 31, 2024, we had 10,322,475 Class A Common Shares outstanding held by 1,356 holders, 5,981,146 Class I Common Shares outstanding held by 949 holders, and 258,454 Class ER Common Shares outstanding held by 69 holders. As of December 31, 2024, we had no Class S Common Shares issued and outstanding. As of December 31, 2024, there were no outstanding options or warrants to purchase our Common Shares or other securities convertible into our Common Shares. The Company has not agreed to register under the Securities Act for sale by shareholders any securities of the Company.

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

The Trustee calculates our NAV as of the end of each calendar quarter as the sum of the value of our real property portfolio, as determined by the independent valuation firm or another valuation service provider, as of the end of such calendar quarter, ExchangeRight Secured Loans, cash, reserves, and any other assets of the Company, less the total amount of our real estate-related liabilities and any other liabilities. At any time we have more than one class or series of Common Shares outstanding, the Trustee first determines the NAV of the Company and then uses such aggregate NAV to determine the NAV of each such class or series of our Common Shares by making adjustments applicable to such class or series, to the extent such adjustments are necessary. The Trustee calculates our NAV per Common Share as of the end of each calendar quarter as our NAV divided by the total number of our Common Shares outstanding as of the close of business on the last day of the calendar quarter. Class ER common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. We expect that we will publish any adjustment to the NAV as soon as available, and no later than the 45th day following each completed fiscal quarter, unless such day is a Saturday, Sunday or banking holiday, in which case publication will be on the next business day.

NAV per share was initially approved by our Trustee as of March 31, 2020, which corresponded to the approximate one-year anniversary of our initial investors, who at such time would have been eligible to request the repurchase of their shares pursuant to our share repurchase program. The following table presents our quarterly NAV per share approved by our Trustee for our Class A, Class I, and Class S Common Shares from March 31, 2020 through December 31, 2024:

	NAV per Share
	Class A		Class I		Class S
March 31, 2020	$27.56		$27.56		n/a
June 30, 2020	$27.60		$27.60		n/a
September 30, 2020	$27.62		$27.62		n/a
December 31, 2020	$27.67		$27.67		n/a
March 31, 2021	$27.69		$27.69		n/a
June 30, 2021	$27.75		$27.75		n/a
September 30, 2021	$27.81		$27.81		n/a
December 31, 2021	$28.48		$28.48		n/a
March 31, 2022	$28.57		$28.57		n/a
June 30, 2022	$28.94		$28.94		$28.94
September 30, 2022	$29.20		$29.20		$29.20
December 31, 2022	$28.50	(a)	$28.50	(a)	$28.50	(a)
March 31, 2023	$27.74		$27.74		$27.74
June 30, 2023	$27.35		$27.35		$27.35
September 30, 2023	$27.06		$27.06		$27.06
December 31, 2023	$26.99		$26.99		$26.99
March 31, 2024	$27.14		$27.14		$27.14
June 30, 2024	$27.26		$27.26		$27.26
September 30, 2024	$27.29		$27.29		$27.29
December 31, 2024	$27.37		$27.37		$27.37
(a)
The Trustee declared a $28.50 NAV per share/unit for our Class I, Class A, and Class S common shares and OP Units as of December 31, 2022, which was $0.02 lower than the reconciled $28.52 NAV per share/unit results utilizing the midpoint of the independent valuation of real estate.

For further details regarding NAV and for a reconciliation of our NAV per share to its most comparable GAAP measure as of December 31, 2024 and 2023, please refer to “Net Asset Value” beginning on page 60 below.

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

An affiliate of the Company who has beneficially owned our Common Shares for at least six months would be entitled to sell, within any three-month period, a number of Common Shares that does not exceed 1% of the applicable class of our Common Shares then outstanding, which equals approximately 103,225 Class A Common Shares, 59,811 Class I Common Shares, and 2,585 Class ER Common Shares, based on the number of such Common Shares outstanding as of December 31, 2024.

Sales of our Common Shares under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates also are subject to manner of sale provisions, notice requirements, and the availability of current public information about us.

Offering of Common Shares

There is no established trading market for any class of our Common Shares. As of December 31, 2024, we had 10,322,475 Class A Common Shares outstanding held by 1,356 holders, 5,981,146 Class I Common Shares outstanding held by 949 holders and 258,454 Class ER Common Shares outstanding held by 69 holders. As of December 31, 2024, we had no Class S Common Shares issued and outstanding. As of December 31, 2024, there were no outstanding options or warrants to purchase our Common Shares or other securities convertible into our Common Shares. The Company has not agreed to register under the Securities Act for sale by shareholders any securities of the Company.

On February 28, 2019, we commenced the Private Offering of our Class I and Class A Common Shares, the terms of which have been updated from time to time. The Private Offering also now includes the offering of our Class S and Class ER Common Shares. Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. All sales of common shares described in this section sold from inception through July 31, 2023 were sold in reliance on the exemptions provided by Rule 506(b) of Regulation D and all sales of common shares sold August 1, 2023 through December 31 2024 were sold in reliance on the exemptions provided by Rule 506(c) of Regulation D.

Following is a further description of the specific characteristics of the Class I, Class A, Class ER and Class S Common Shares offerings.

Class I Common Shares Offering

On January 24, 2025, the Trustee declared a $27.37 NAV per Class I Common Share, and the offering price of Class I Common Shares has been adjusted to $27.37 to match the declared NAV per Class I Common Share as of December 31, 2024. The offering price of the Class I Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class I Common Share. The following table provides pertinent information regarding the offering prices of the Class I Common Shares offered by us from January 1, 2023 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2023 through March 31, 2023	$28.18
April 1, 2023 through April 12, 2023	$27.71
April 13, 2023 through July 18, 2023	$27.74
July 19, 2023 through October 18, 2023	$27.35
October 19, 2023 through January 23, 2024	$27.06
January 24, 2024 through April 16, 2024	$26.99
April 17, 2024 through July 16, 2024	$27.14
June 13, 2024 through October 20, 2024	$27.26
October 21, 2024 through January 23, 2025	$27.29
January 24, 2025 through Present	$27.37

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

Class A Common Shares Offering

On January 24, 2025, the Trustee declared a $27.37 NAV per Class A Common Share, and the offering price of Class A Common Shares has been adjusted to $29.10 to match the declared NAV per Class A Common Share, inclusive of net selling commissions, as of December 31, 2024. The offering price of the Class A Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class A Common Share. The following table provides pertinent information regarding the offering prices of the Class A Common Shares offered by us from January 1, 2023 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2023 through March 31, 2023	$29.96
April 1, 2023 through April 12, 2023	$29.46
April 13, 2023 through July 18, 2023	$29.49
July 19, 2023 through October 18, 2023	$29.08
October 19, 2023 through January 23, 2024	$28.77
January 24, 2024 through April 16, 2024	$28.70
April 17, 2024 through July 16, 2024	$28.86
June 13, 2024 through October 20, 2024	$28.98
October 21, 2024 through January 23, 2025	$29.02
January 24, 2025 through Present	$29.10

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

Class ER Common Shares Offering

Class ER Common Shares have been sold at $28.97 from June 13, 2024 through the date of this Annual Report on Form 10-K. Class ER common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan.

The Company will report any change in price per share by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class ER Common Shares to disclose the price change and any necessary details surrounding any updates to price per share and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 6.50% of the gross offering price of shares sold in the offering. ExchangeRight has agreed to pay a portion of selling commissions and expenses of shares sold in the offering to ensure the Class ER per share net proceeds after selling commissions and expenses would not result in fewer proceeds to the REIT than its other common share classes. The remaining selling commissions and expenses after ExchangeRight’s support are paid out of the offering proceeds in connection with the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class ER Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of its Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class S Common Shares Offering

On January 24, 2025, the Trustee declared a $27.37 NAV per Class S Common Share, and the offering price of Class S Common Shares has been adjusted to $28.36 to match the declared NAV per Class S Common Share, inclusive of net selling commissions, as of December 31, 2024. The offering price of the Class S Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class S Common Share The following table provides pertinent information regarding the offering prices of the Class S Common Shares offered by us from January 1, 2023 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2023 through March 31, 2023	$29.20
April 1, 2023 through April 12, 2023	$28.72
April 13, 2023 through July 18, 2023	$28.75
July 19, 2023 through October 18, 2023	$28.34
October 19, 2023 through January 23, 2024	$28.04
January 24, 2024 through April 16, 2024	$27.97
April 17, 2024 through July 16, 2024	$28.12
June 13, 2024 through October 20, 2024	$28.25
October 21, 2024 through January 23, 2025	$28.28
January 24, 2025 through Present	$28.36

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

Class I Common Units of the Operating Partnership

DST Acquisitions

The Class I Common Units were issued to (1) the holders of interests in various DSTs in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs were accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merged into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefore, the holders of ownership interests in the DSTs were offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class I Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST.

The holders of Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in the form of Class I Common Shares. There was no issuance of Class I Common Units pursuant to what is described above for the year ended December 31, 2024. The following table provides information regarding the acquisition of a DST pursuant to the merger transactions described above for the year ended December 31, 2023, and the Class I Common Units issued by the Operating Partnership in connection with this transaction:

DST acquisition date	Properties acquired	Purchase price	Class I Common Unit issuance price per unit	Class I Common Units issued
8/31/2023	15	$83,981,003	$28.05	649,847	(a)

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

ExchangeRight Investment in Class I Common Units

ExchangeRight owned 77,308 Class I Common Units, which are at the same terms as offered to the other OP Unit holders at the time of acquisition, and have a redemption price of $26.00 per unit totaling a $2.0 million investment at December 31, 2024 and 2023.

Class A Common Units of the Operating Partnership

On May 30, 2024, the Company entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 4, 2022 (as so amended, the “Partnership Agreement”), to classify and designate a new class of common units of the Operating Partnership designated as Class A 721 Common Units. The Class A 721 Common Units are being issued to the holders of interests in various DSTs in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs are intended to be accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST will merge into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefore, the holders of ownership interests in the DSTs have been offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class A 721 Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST.

The holders of Class A 721 Common Units have the right to cause their Class A 721 Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class A 721 Common Units in exchange for Class A Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class A 721 Common Units tendered for redemption in the form of Class A Common Shares. The following table provides information regarding the acquisitions of the DSTs pursuant to the merger transactions described above for the year ended December 31, 2024, and the Class A Common Units issued by the Operating Partnership in connection with this transaction:

DST acquisition date	Properties acquired	Purchase price	Class A 721 Common Unit issuance price per unit	Class A 721 Common Units issued
11/19/2024	23	$118,272,341	$27.84	1,062,023

The Operating Partnership has engaged broker-dealers who are registered with the SEC and members of the FINRA to act as its exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by the Operating Partnership. Selling commissions and expenses to the placement agents are up to 2.50% of the gross offering price of units sold in the offering. The Operating Partnership is responsible for the payment of these selling commissions and expenses, although ExchangeRight may provide Sponsor support for a portion of these commissions. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class A 721 Common Units and the organization of the Operating Partnership. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to the expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales to the Operating Partnership from the offering of Class A 721 Common Units which is expected to offset the organizational and offering costs incurred described above.

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

The following table presents our quarterly NAV per share approved by our Trustee for our Class I, Class A, and Class S Common Shares during the years ended December 31, 2024 and 2023:

	NAV per share
	Class I	Class A	Class S
March 31, 2023	$27.74	$27.74	$27.74
June 30, 2023	$27.35	$27.35	$27.35
September 30, 2023	$27.06	$27.06	$27.06
December 31, 2023	$26.99	$26.99	$26.99
March 31, 2024	$27.14	$27.14	$27.14
June 30, 2024	$27.26	$27.26	$27.26
September 30, 2024	$27.29	$27.29	$27.29
December 31, 2024	$27.37	$27.37	$27.37

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A and Class S Common Shares, as well as the OP Units as of December 31, 2024 and 2023, respectively, and per share/unit is identical for Class I, Class A and Class S Common Shares and OP Units. Class ER common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides a breakdown of the major components of the Company’s NAV as of December 31, 2024 and 2023:

Components	December 31, 2024	December 31, 2023
Investments in real estate	$1,303,800,000	$1,192,250,000
RSLCA notes receivable from affiliates	29,243,000	22,251,000
Restricted cash	11,920,000	12,275,000
Cash and cash equivalents	9,348,000	7,053,000
Receivables	6,660,000	6,612,000
Notes receivable from affiliates	21,400,000	6,017,000
Other assets	1,245,000	496,000
Due (to)/from affiliates, net	(500,000)	493,000
Mortgage loans payable	(584,765,000)	(589,962,000)
Revolving credit facility	(82,452,000)	-
Accounts payable, accrued expenses and other liabilities	(10,241,000)	(9,533,000)
Distributions payable	(3,690,000)	(3,452,000)
Pending trade deposits	(3,096,000)	(1,386,000)
NAV	$698,872,000	$643,114,000

Class A Common Shares	10,322,475	10,017,613
Class I Common Shares	5,981,146	5,768,982
Class ER Common Shares	258,454	-
Class S Common Shares	-	-
OP Units	8,971,374	8,038,944
Total outstanding Common Shares/OP Units	25,533,449	23,825,539

NAV per share/unit	$27.37	$26.99

The following table reconciles shareholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV as of December 31, 2024 and 2023, respectively:

Reconciliation of Shareholders’ Equity to NAV	December 31, 2024	December 31, 2023
Total shareholders’ equity	$345,898,000	$349,708,000
Noncontrolling interests attributable to operating partnership	199,881,000	187,334,000
Total equity per GAAP	545,779,000	537,042,000
Adjustment:
Fair value adjustment of real estate investments	153,093,000	106,072,000
NAV	$698,872,000	$643,114,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At December 31, 2024 and 2023, $0.1 million and $0.5 million, respectively, were included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) December 31, 2024 are recorded at fair value using a weighted average discount rate of 6.50% with a range of 6.40% to 6.60% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2023 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s December 31, 2024 and December 31, 2023 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	December 31, 2024	December 31, 2023
Discount rate (weighted average)	25 bps decrease	$28.33	$27.92
Discount rate (weighted average)	25 bps increase	$26.43	$26.06
Exit capitalization rate (weighted average)	25 bps decrease	$28.73	$28.31
Exit capitalization rate (weighted average)	25 bps increase	$26.13	$25.76

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

The following table summarizes the regular per share distributions declared by our Trustee during 2024 and 2023:

	December 31, 2024			December 31, 2023
	Class A	Class I	Class ER	Class A	Class I
January	$0.1449	$0.1449	n/a	$0.1449	$0.1449
February	$0.1449	$0.1449	n/a	$0.1449	$0.1449
March	$0.1449	$0.1449	n/a	$0.1449	$0.1449
April	$0.1449	$0.1449	n/a	$0.1449	$0.1449
May	$0.1449	$0.1449	n/a	$0.1449	$0.1449
June	$0.1449	$0.1449	n/a	$0.1449	$0.1449
July	$0.1449	$0.1449	n/a	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245	$1.7388	$1.7388

The following table details the sources of our declared distributions during the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Cash Distributions
Common Shares	$24,067,000	$25,913,000
Noncontrolling interests	13,427,000	13,202,000
Total cash distributions	$37,494,000	$39,115,000

Sources of Distributions
Cash flows from operating activities (a)	$37,494,000	$39,115,000

Cash flows from operating activities	$43,626,000	$39,309,000
Funds from Operations (“FFO”) (b)	$40,757,000	$39,567,000
Adjusted FFO (b)	$42,157,000	$40,046,000

(a)
As of December 31, 2024, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.
(b)
A reconciliation of net income (loss) attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2024 and 2023, respectively, is disclosed below.

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

FFO and Adjusted FFO should be reviewed with net income (loss) attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Adjusted FFO do not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) attributable to common shareholders or to cash flow from operating activities. The Company’s computations of FFO and Adjusted FFO may differ from the computations utilized by other REITs and, accordingly, may not be comparable to such REITs.

A reconciliation of net income (loss) attributable to common shareholders to FFO and Adjusted FFO for the years ended December 31, 2024 and 2023, is as follows:

	Years ended December 31,
	2024	2023
Net income (loss) attributable to common shareholders	$2,782,000	$(1,116,000)
Depreciation and amortization	41,653,000	41,245,000
Gain on sales	(5,586,000)	-
Provisions for impairment	514,000	-
Net income (loss) attributable to noncontrolling interests	1,394,000	(562,000)
FFO applicable to diluted common shares	40,757,000	39,567,000
Adjustments:
Straight-line rent adjustments	(830,000)	(1,013,000)
Above/below market lease amortization, net	(2,566,000)	(2,415,000)
Amortization of deferred financing costs	492,000	427,000
Above/below market debt amortization, net	4,025,000	3,201,000
Straight-line ground rent adjustments	161,000	161,000
Amortization of tax incentive financing arrangement	118,000	118,000
Adjusted FFO applicable to diluted common shares	$42,157,000	$40,046,000

FFO per diluted common shares	$1.68	$1.72
Adjusted FFO per diluted common shares	$1.74	$1.74

Weighted average number of diluted common shares (a):
Common shares	16,137,393	15,288,881
OP Units	8,086,356	7,699,846
	24,223,749	22,988,727

(a) The weighted average number of diluted common shares used to compute FFO and Adjusted FFO applicable to diluted common shares includes OP Units that are excluded from the computation of diluted EPS as the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share.

Unregistered Sales of Equity Securities

Private Offering of Common Shares

On February 28, 2019, we commenced the Private Offering of our Class I and Class A Common Shares, the terms of which have been updated from time to time. The Private Offering also now includes the offering of our Class S and Class ER Common Shares. Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements.

During the twelve months ended December 31, 2024, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	628,052	$27.11	$17,029,000
Class A Common Shares	456,704	$28.80	13,151,000
Class ER Common Shares	258,454	$28.97	7,487,000
Class S Common Shares	-	$-	-
Total	1,343,210		$37,667,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the twelve months ended December 31, 2024, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $1.2 million, allocable among the various classes of our common shares as follows: $17,000 with respect to the Class I Common Shares; $0.7 million with respect to the Class A Common Shares; and $0.4 million with respect to the Class ER Common Shares.

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

During the twelve months ended December 31, 2024, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	78,319	$26.89	$2,106,000
Class A Common Shares	84,784	$26.88	2,279,000
Class S Common Shares	-	$-	-
Total	163,103		$4,385,000

(a)
Includes the issuance of 19,088 Class I Common Shares totaling $513,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.

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

During the twelve months ended December 31, 2024, holders of 129,593 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 129,593 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the twelve months ended December 31, 2024.

Share Repurchases

The Company has a share repurchase program to provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5%, or as approved by the Trustee, of the Company’s issued and outstanding shares per fiscal year pursuant to the share repurchase program. Affiliates may seek to have their shares repurchased on the same terms and limitations as the common shareholders. However, notwithstanding the foregoing, ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company.

During the three months ended December 31, 2024, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
October 2024	97,175	81,041	$27.02	$26.43	97,175	81,041	N/A	N/A
November 2024	17,743	-	$27.29	$-	17,743	-	N/A	N/A
December 2024	-	-	$-	$-	-	-	N/A	N/A
Total	114,918	81,041			114,918	81,041

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 362 properties in 34 states as of December 31, 2024. These properties were 98.7% leased as of December 31, 2024 and are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During 2024, uncertainty in the global macroeconomic environment continued, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, the aggregate effects of inflation generated over the last three years, continued elevated interest rate levels, and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world has continued to create economic pressures in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of December 31, 2024. The Company did increase its utilization of its revolving credit facility during 2024, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Year Ended December 31, 2024

Operating Results

The December 2024 distribution marked the 69th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $42.1 million for the year ended December 31, 2024. As of December 31, 2024, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.35% annualized return, based on the $0.1449 per share distribution rate and $27.37 NAV per Common Share as of December 31, 2024, respectively. The following table details the current offering price of the Company’s common shares, the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of December 31, 2024 and total returns on the Company’s common shares:

	Class I	Class A	Class ER	Class S
Offering price (effective January 24, 2025)	$27.37	$29.10	$28.97	$28.36
Annualized distribution rate (a)	6.35%	5.97%	6.00%	5.28%
Trailing 12 month total return (b)	7.57%	1.18%	n/a	n/a
Three-year total annual return (b)	8.30%	5.82%	n/a	n/a
Inception-to-date total annual return (b)	8.68%	7.11%	n/a	n/a

(a) The annualized distribution rate is calculated by the December 31, 2024 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s December 31, 2024 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.

(b) Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.7% leased and its weighted average lease term as of December 31, 2024 is 6.0 years. The Company executed 15 lease renewals during the year ended December 31, 2024 with average lease extensions of 58 months and average new rents over rents prior to the renewal of 6.6% for the period. The Company also executed 2 new leases during the year ended December 31, 2024 with an average lease term of 73 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of December 31, 2024, the Company has borrowed $82.5 million under this credit facility and is in compliance with all financial covenants.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of December 31, 2024. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests, representing approximately 5.4% of inception-to-date total equity raised through December 31, 2024, have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of December 31, 2024:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	18.0%	$22.57	4.8
Dollar General	24	90	114	1,075,600	$11,773,500	15.9%	$10.95	5.0
Tractor Supply	16	5	21	428,500	$6,001,400	8.1%	$14.01	6.4
Hobby Lobby	10	1	11	643,000	$5,132,200	6.9%	$7.98	4.9
Family Dollar	22	12	34	295,400	$3,782,100	5.1%	$12.80	3.7
Advance Auto Parts	27	5	32	233,900	$3,554,900	4.8%	$15.20	4.3
Pick ’n Save	3	1	4	245,000	$3,508,900	4.7%	$14.32	4.9
Fresenius Medical Care	10	2	12	102,500	$3,228,600	4.4%	$31.50	6.0
Stop & Shop	-	1	1	102,100	$2,940,000	4.0%	$28.80	11.9
CVS Pharmacy	8	1	9	111,200	$2,675,500	3.6%	$24.06	4.7
BioLife Plasma Services L.P.	-	3	3	45,600	$2,035,300	2.7%	$44.63	11.0
Napa Auto Parts	-	17	17	141,800	$1,739,400	2.3%	$12.27	11.8
Kroger	3	-	3	200,100	$1,624,500	2.2%	$8.12	6.5
Publix	2	-	2	96,800	$1,548,400	2.1%	$16.00	15.4
Hy-Vee	-	1	1	101,200	$1,415,800	1.9%	$13.99	14.1
Old National Bank	-	3	3	41,600	$1,358,000	1.8%	$32.64	5.0
AutoZone	7	2	9	65,900	$1,003,700	1.4%	$15.23	2.1
Dollar Tree	9	-	9	85,400	$900,000	1.2%	$10.54	3.2
Giant Eagle	1	-	1	81,800	$850,700	1.1%	$10.40	6.3
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.0%	$17.67	6.8
O'Reilly	6	1	7	48,700	$663,000	0.9%	$13.61	4.5
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	5.4
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	2.5
Sherwin Williams	6	-	6	41,900	$500,200	0.7%	$11.94	1.5
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	4.1
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	8.8
PNC Bank, N.A.	-	1	1	6,100	$272,200	0.4%	$44.62	3.8
Home Goods	1	-	1	22,200	$255,800	0.3%	$11.52	6.3
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	2.2
A Plus Childcare	1	-	1	11,500	$183,100	0.2%	$15.92	6.7
The Christ Hospital	-	1	1	9,300	$181,300	0.2%	$19.49	3.0
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	6.1
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	2.0
Adult and Child Health, Inc.		1	1	6,000	$113,500	0.2%	$18.92	5.0
Dollar General Market	-	1	1	10,700	$109,300	0.1%	$10.21	14.4
Truist Bank	-	1	1	2,700	$105,500	0.1%	$39.07	4.0
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	1.2
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	1.7
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	8.9
Total Occupied Portfolio	190	170	360	5,048,500	$74,170,900	100.0%	$14.69	6.0
Vacant				66,900
Total Portfolio				5,115,400

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of December 31, 2024:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	158	1,467,100	28.7%	$16,564,900	22.3%
Grocery	15	919,400	18.0%	13,052,900	17.6%
Discount Specialty Retail	15	716,500	14.0%	6,176,900	8.3%
Farm and Rural Supply	21	428,500	8.4%	6,001,400	8.1%
Discount Automotive	65	490,300	9.6%	6,961,000	9.4%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Pharmaceutical Retailers	50	702,700	13.7%	16,022,800	21.6%
Paint and Supplies	6	41,900	0.8%	500,200	0.7%
Healthcare Providers	6	64,300	1.3%	2,407,100	3.2%
Medical Care	13	107,100	2.1%	3,421,700	4.6%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Banking Services	6	54,900	1.1%	1,852,400	2.5%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Education	1	11,500	0.2%	183,100	0.2%
Total	360	5,048,500	98.7%	$74,170,900	100.0%
Vacant		66,900	1.3%
Total Portfolio		5,115,400	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2024 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2025	13	109,000	2.2%	$1,312,200	1.8%	$12.04
2026	41	478,000	9.5%	5,661,500	7.6%	$11.84
2027	39	551,300	10.9%	8,193,100	11.0%	$14.86
2028	54	567,400	11.2%	9,649,700	13.0%	$17.01
2029	43	709,100	14.0%	9,225,600	12.4%	$13.01
2030	42	557,900	11.1%	8,796,800	11.9%	$15.77
2031	44	679,300	13.5%	9,328,700	12.6%	$13.73
2032	33	504,800	10.0%	7,270,100	9.8%	$14.40
2033	13	168,500	3.3%	2,855,900	3.9%	$16.95
2034	12	219,200	4.3%	2,477,300	3.3%	$11.30
2035	8	71,400	1.4%	1,331,100	1.8%	$18.64
2036	6	140,500	2.8%	3,521,400	4.7%	$25.06
2037	5	54,200	1.1%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	4	175,100	3.5%	2,955,300	4.0%	$16.88
2040	1	48,600	1.0%	750,000	1.0%	$15.43
Total	360	5,048,500	100.0%	$74,170,900	100.0%	$14.69

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2024. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of December 31, 2024:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.6%	$8,444,000	11.4%
Wisconsin	23	538,300	10.5%	7,025,300	9.5%
Texas	38	426,300	8.3%	6,426,600	8.7%
Ohio	36	522,300	10.2%	6,010,300	8.1%
Louisiana	40	417,700	8.2%	5,108,000	6.9%
Tennessee	18	273,800	5.4%	3,627,600	4.9%
Florida	20	218,100	4.3%	3,587,000	4.8%
Alabama	14	270,300	5.3%	3,491,900	4.7%
Indiana	15	268,700	5.3%	3,455,400	4.7%
Georgia	14	264,300	5.2%	3,069,100	4.1%
South Carolina	18	211,200	4.1%	3,007,200	4.1%
Massachusetts	1	102,100	2.0%	2,940,000	4.0%
North Carolina	14	210,000	4.1%	2,541,900	3.4%
Michigan	9	143,500	2.8%	2,211,600	3.0%
Pennsylvania	13	129,200	2.5%	2,114,500	2.9%
Virginia	7	106,400	2.1%	1,757,000	2.4%
Minnesota	1	101,200	2.0%	1,415,800	1.9%
Missouri	6	63,400	1.2%	1,256,200	1.7%
Nevada	2	31,100	0.6%	1,089,500	1.5%
Arizona	2	32,100	0.6%	880,500	1.2%
New Jersey	3	33,000	0.6%	702,000	0.9%
Utah	2	44,700	0.9%	618,200	0.8%
Connecticut	3	38,000	0.7%	572,100	0.8%
Oklahoma	4	53,800	1.1%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Arkansas	3	29,400	0.6%	261,900	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Kansas	1	7,200	0.1%	101,900	0.1%
Total Portfolio	360	5,115,400	100.0%	$74,170,900	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2024. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2024, no tenants were in a free rent concession period.

Activity for the Year Ended December 31, 2024

Acquisitions

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisition costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition.

On November 19, 2024, the Company, through the Operating Partnership, acquired 23 properties for a total purchase price of $118.3 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Company assumed a $63.9 million interest-only mortgage loan at a fixed-rate of 4.03% which matures on August 1, 2029. Additionally, the Operating Partnership issued 1,062,023 OP Units totaling $29.6 million in relation to this acquisition.

On December 17, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisition costs, of $1.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $16,000 to ExchangeRight at the time of the acquisition.

All 2024 acquisitions were accounted for as asset acquisitions and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Dispositions

On November 7, 2024, the Company contributed 13 properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $24.3 million, recognizing a net gain of $5.0 million. In connection with the disposition, the Company entered into a $14.2 million real estate note as the lender with the 13 property net-leased DST. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments.

On November 8, 2024, the Company contributed two properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to an unaffiliated third-party for a total sales price of $3.2 million, recognizing a net gain of $0.6 million. In connection with the disposition, the Company entered into a $1.1 million real estate note as the lender with the two property net-leased DST. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments.

RSLCA Notes Receivable from Affiliated Party

The Company has invested in the ExchangeRight Mezz Loans for the DST programs under the RSLCA. The loan agreement, as amended, matures on April 4, 2027 and bears interest at a rate equal to 12.0% per annum, while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a 0.25% unused facility fees and a 0.25% annual access fee, both payable by ExchangeRight quarterly in arrears.

ExchangeRight structured the RSLCA, including the 12.0% interest rate and 0.25% unused facility fees and a 0.25% annual access fee, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $7.0 million during the year ended December 31, 2024 increasing the balance of the RSLCA notes receivable to $29.2 million at December 31, 2024.

Mortgage Loans Payable

On November 19, 2024, the Company assumed a $63.9 million interest-only mortgage loan secured by 23 properties in conjunction with the acquisition of the same 23 properties via a merger agreement with a DST previously managed by the

Sponsor. The mortgage matures on August 1, 2029, bears interest at a fixed-rate of 4.03%, and requires interest only payments.

During the year ended December 31, 2024, the Company repaid (1) a $10.8 million mortgage loan payable in March 2024 by its contractual maturity date, (2) a $18.0 million mortgage loan payable in July 2024 by its contractual maturity date, (3) a $16.9 million mortgage loan payable in October 2024 by its contractual maturity date, and (4) a $21.6 million mortgage loan payable in December 2024, which had a contractual maturity date in February 2025.

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

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of December 31, 2024, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $18.4 million outstanding under this revolving line of credit, resulting in $61.6 million available for borrowing by the Company and ExchangeRight as of December 31, 2024. The Company had no borrowings or repayments under this facility during the year ended December 31, 2024.

Additionally, in January 2021, the Company entered into a revolving line of credit. The revolving line of credit agreement, as amended in December 2023, had a maturity date of January 15, 2025, and bore interest at a rate per annum equal to the prime rate with an interest rate floor of 6.00%, while outstanding. The revolving line of credit required monthly interest only payments, while outstanding. On January 16, 2024, the Company borrowed $15.0 million on its unsecured revolving line of credit, which was repaid in full on May 31, 2024. Upon this repayment, this unsecured revolving line of credit was terminated.

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

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares and Class S Common Shares. During the year ended December 31, 2024, the Company has issued 258,454 Class ER Common Shares.

The following table provides a summary of certain Class I, Class A, Class S and Class ER Common Shares attributes during the year ended December 31, 2024:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2024 through January 23, 2024	$27.06	$28.77	n/a	$28.04
January 24, 2024 through April 16, 2024	$26.99	$28.70	n/a	$27.97
April 17, 2024 through June 12, 2024	$27.14	$28.86	n/a	$28.12
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.97	$28.12
July 17, 2024 through October 20, 2024	$27.26	$28.98	$28.97	$28.25
October 21, 2024 through December 31, 2024	$27.29	$29.02	$28.97	$28.28

The Company issued 706,371 Class I Common Shares, 541,488 Class A Common Shares, and 258,454 Class ER Common Shares resulting in an aggregate of $42.1 million in proceeds to the Company during the year ended December 31, 2024. No Class S Common Shares were issued during the year ended December 31, 2024.

The Company redeemed 623,800 Class I Common Shares (including the 129,593 OP Units that were exchanged for same number of Class I Common Shares) and 236,627 Class A Common Shares totaling $22.8 million during the year ended December 31, 2024.

The Operating Partnership issued 1,062,023 OP Units totaling $29.6 million in relation to an acquisition on November 19, 2024.

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

RSLCA Notes Receivable from Affiliated Party

In order to earn a return on the funds maintained for liquidity for the share repurchase program and other liquidity needs, the Company invested in ExchangeRight Mezz Loans for ExchangeRight’s DST programs under the RSLCA. See “Activity for the Year Ended December 31, 2024 – RSLCA Notes Receivable from Affiliated Party” above for additional details regarding the ExchangeRight Mezz Loans. ExchangeRight made net repayments of $4.5 million during 2023 decreasing the balance of the RSLCA notes receivable to $22.3 million at December 31, 2023.

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

The Company repaid a $6.4 million mortgage loan payable by its contractual maturity date of February 1, 2023 and a $7.8 million mortgage loan payable by its contractual maturity date of October 1, 2023.

Revolving Lines of Credit

On May 19, 2021, the Company and ExchangeRight entered into a revolving line of credit. For a summary of the material terms of this secured line of credit, see “Activity for the Year Ended December 31, 2024 – Revolving Lines of Credit” above. The Company made repayments totaling $73.3 million under borrowing notes within this secured revolving line of credit during the year ended December 31, 2023, which reduced the outstanding balance under this secured revolving credit facility to zero.

In January 2021, the Company entered into an unsecured revolving line of credit. For a summary of the material terms of this unsecured line of credit, see “Activity for the Year Ended December 31, 2024 – Revolving Lines of Credit” above. The Company had no outstanding balance under this revolving line of credit as of December 31, 2023.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A and Class S Common Shares attributes during the year ended December 31, 2023:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	n/a	$29.20
April 1, 2023 through April 12, 2023	$27.71	$29.46	n/a	$28.72
April 13, 2023 through July 18, 2023	$27.74	$29.49	n/a	$28.75
July 19, 2023 through October 18, 2023	$27.35	$29.08	n/a	$28.34
October 19, 2023 through December 31, 2023	$27.06	$28.77	n/a	$28.04

The Company issued 753,460 Class I Common Shares and 881,809 Class A Common Shares resulting in an aggregate of $46.9 million in proceeds to the Company during the year ended December 31, 2023. No Class S Common Shares were issued during the year ended December 31, 2023.

The Company redeemed 244,266 Class I Common Shares (including the 165,847 OP Units that were exchanged for same number of Class I Common Shares) and 132,302 Class A Common Shares totaling $12.4 million during the year ended December 31, 2023.

The Operating Partnership issued 649,847 OP Units totaling $18.2 million in relation to an acquisition on August 31, 2023.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

As of December 31, 2024, the Company owned 362 properties that were 98.7% leased. As of December 31, 2023, the Company owned 352 properties that were 99.1% leased. The following table details the Company’s results of operations for the years ended December 31, 2024 and 2023, respectively:

	Years ended December 31,
	2024	2023	Change
Rental revenue	$81,025,000	$78,206,000	$2,819,000
Interest income on notes receivable from affiliates	5,106,000	4,431,000	675,000
Other	162,000	62,000	100,000
Property operating expenses	(10,583,000)	(10,255,000)	(328,000)
Management fees to affiliates	(1,059,000)	(2,082,000)	1,023,000
General and administrative expenses	(1,246,000)	(1,818,000)	572,000
Depreciation and amortization	(41,513,000)	(41,134,000)	(379,000)
Provisions for impairment	(514,000)	-	(514,000)
Interest expense	(32,830,000)	(29,154,000)	(3,676,000)
Gain on sales	5,586,000	-	5,586,000
Interest income	42,000	66,000	(24,000)
Net income (loss)	$4,176,000	$(1,678,000)	$5,854,000

Rental revenue consists of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $2.8 million, or 3.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the acquisition of one property on May 30, 2024, 23 properties on November 19, 2024, one property on December 17, 2024, and 15 properties on August 31, 2023. The rental revenues associated with these properties were $6.6 million and $1.8 million for the year ended December 31, 2024 and 2023, respectively. This increase was offset by a decrease in rental revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to a loss of rental revenues of $1.2 million as a result of vacancies at various properties, lease termination income of $0.5 million as well as a decrease in rental revenues of $0.3 million for the properties sold in November 2024.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income increased (1) $0.5 million for the year ended December 31, 2024 as a result of the Amendment to the RSLCA agreement entered into on September 18, 2024 in which the Company now earns an Unused Facility Fee and an Annual Access Fee and (2) $0.1 million for the year ended December 31, 2024 as a result of the Company entering into an aggregate of $15.3 million of notes receivable in November 2024.

Property operating expenses increased $0.3 million, or 3.2% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in property operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the 25 properties acquired in 2024 and the 15 properties acquired in 2023, which was offset by a decrease as a result of the 15 properties sold in November 2024.

Management fees to affiliates decreased $1.0 million, or 49.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Asset management fees decreased $0.9 million and property management fees decreased by $0.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, respectively. Asset management fees for the year ended December 31, 2024 consisted of $2.0 million of earned fees per the management agreement, net of $1.5 million of fees which were irrevocably waived by the asset manager. Property management fees for the year ended December 31, 2024 consisted of $0.7 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager. Asset management fees for the year ended December 31, 2023 consisted of $1.8 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the asset manager. Property management fees for the year ended December 31, 2023 consisted of $0.7 million of earned fees per the management agreement.

General and administrative expenses decreased $0.6 million, or 31.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due a decrease in audit, tax, and legal fees. During the year ended December 31, 2023, the Company incurred additional audit and legal fees in connection with its Form 10 registration statement. The decrease in general and administrative expenses was also due a decrease in state income tax expenses due to favorable changes in tax laws in certain jurisdictions.

Depreciation and amortization increased $0.4 million, or 0.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in depreciation and amortization for the year ended December 31, 2024 compared to the year ended December 31, 2023 was mainly attributable the 25 properties acquired in 2024 and the 15 properties acquired in 2023. The depreciation and amortization associated with these properties totaled $3.6 million and $1.1 million for the year ended December 31, 2024 and 2023, respectively. This increase was offset by a decrease in depreciation and amortization expense as a result of certain tangible and intangible assets being fully depreciated.

Provisions for impairment during the year ended December 31, 2024 related to the impairment of two properties. The estimation and evaluation of this impairment charge relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company.

Interest expense increased $3.7 million, or 12.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of (1) an increase in interest expense of $2.7 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $43.5 million mortgage loan payable in connection with the acquisition of 15 properties via a merger agreement with one former 1031-exchangeable portfolio on August 31, 2023, (3) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio on November 19, 2024, and (4) an increase of $0.8 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.8 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Gain on sales during the year ended December 31, 2024 related to (1) the sale of 13 properties on November 7, 2024, (2) the sale of two properties on November 8, 2024, and (3) the receipt of funds related to an easement at one of the Company’s properties.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Class I, Class A, and Class ER Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, secured financings, or a line of credit.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $7.0 million during the year ended December 31, 2024 increasing the balance of the RSLCA notes receivable to $29.2 million at December 31, 2024.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the years ended December 31, 2024 and 2023, respectively. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals. As of December 31, 2024, the Company had borrowed $82.5 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

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

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of December 31, 2024, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $18.4 million outstanding, resulting in $61.6 million available for borrowing by the Company and ExchangeRight as of December 31, 2024.

Fixed-rate mortgage loans payable are composed of the following as of December 31, 2024:

			December 31, 2024
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/1/2025	$25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			$600,944,000	4.28%	(c)
Unamortized issuance costs, net			(870,000)
Unamortized below market debt discount, net			(15,309,000)
			$584,765,000

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
(c)
The weighted average effective interest rate on mortgage loans payable was 5.23% as of December 31, 2024.

The following table details the Company’s scheduled debt maturities as of December 31, 2024:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
2025	$74,951,000	$-	$74,951,000
2026	77,445,000	-	77,445,000
2027	134,223,000	82,452,000	216,675,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$600,944,000	$82,452,000	$683,396,000

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

The mortgage loans payable mature at various dates from May 2025 through January 2031. The Company intends to repay the mortgage debt maturing in 2025 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.9 million in restricted cash as of December 31, 2024.

Cash Flows

The sources and uses of cash reflected in the Company’s consolidated statements of cash flows for the years ended December 31, 2024 and 2023 are summarized below:

	Years ended December 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$43,626,000	$39,309,000
Investing activities	$(32,796,000)	$(21,111,000)
Financing activities	$(8,890,000)	$(35,515,000)

Operating Activities

Net cash from operating activities was $43.6 million and $39.3 million for the year ended December 31, 2024 and 2023, respectively. The increase between the years ended December 31, 2024 and 2023 was primarily a result of (1) the full year operating results for the 16 properties acquired on various dates during 2023 for an aggregate purchase price of $86.0 million, (2) the partial year operating results for the 25 properties acquired on various date during 2024 for an aggregate purchase price of $130.1 million, and (3) an increase in interest income of $0.7 million from the RSLCA and notes receivable from affiliated parties. which was offset by an increase in cash paid for interest of $2.1 million.

Investing Activities

Net cash flows used in investing activities for the years ended December 31, 2024 and December 31, 2023 were primarily the result of the Company’s property acquisitions, dispositions, leasehold improvements and net advances/repayments on the RLSCA and notes receivable from affiliated parties. During the year ended December 31, 2024, the Company acquired 25 properties at various dates for a total cash outlay of $37.2 million, had $7.0 million in net advances under the RSLCA, and incurred expenditures of $0.8 million for improvements of real estate. These cash outflows were offset by $12.2 million in proceeds from the sale of 15 properties at various dates and the sale of real estate as a result of a condemnation settlement at one property. During the year ended December 31, 2023, the Company acquired 16 properties for a total cash outlay of $24.6 million and incurred expenditures of $0.9 million for improvements of real estate, which was partially offset by $4.5 million in net repayments under the RSLCA.

Financing Activities

During the year ended December 31, 2024, the Company had balloon mortgage loan repayments of $67.3 million, redemptions of Class A and Class I Common Shares of $22.8 million, distributions to the holders of Class I, Class A, and Class ER Common Shares of $24.1 million, distributions to the holders of OP Units of $13.4 million, and financing costs relating to revolving line of credit entered into in May 2024 of $1.2 million, which was offset by net borrowings from its revolving credit facilities of $82.5 million, net proceeds from the issuance of Class I Common Shares, Class A Common Shares, and Class ER Common Shares of $34.7 million, proceeds from pending trade deposits of $3.1 million, and proceeds from the issuance of noncontrolling interests of $0.6 million.

During the year ended December 31, 2023, the Company had net repayments from its revolving credit facilities of $73.3 million, distributions to the holders of Class A and Class I Common Shares of $25.9 million, distributions to the holders of OP Units of $13.2 million, mortgage loans payable repayments of $14.4 million, redemptions of Class A and Class I Common Shares of $12.4 million, financing costs relating to the two mortgage loans payable entered into in February 2023 of $0.8 million, and offering costs from the issuance of noncontrolling interests of $0.6 million, which was offset by proceeds relating to two mortgage loans payable entered into in February 2023 of $65.4 million, net proceeds from the issuance of Class A and Class I Common Shares of $37.9 million, proceeds from pending trade deposits of $1.4 million and proceeds from the issuance of noncontrolling interests of $0.4 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through December 31, 2024. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.7 million were declared but not yet paid as of December 31, 2024. The unpaid distributions as of December 31, 2024 were paid in cash or settled in common shares under the Company's DRIP during January 2025.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER Common Share for the year ended December 31, 2024 and 2023, respectively:

	December 31, 2024			December 31, 2023
	Class A	Class I	Class ER	Class A	Class I
January	$0.1449	$0.1449	n/a	$0.1449	$0.1449
February	$0.1449	$0.1449	n/a	$0.1449	$0.1449
March	$0.1449	$0.1449	n/a	$0.1449	$0.1449
April	$0.1449	$0.1449	n/a	$0.1449	$0.1449
May	$0.1449	$0.1449	n/a	$0.1449	$0.1449
June	$0.1449	$0.1449	n/a	$0.1449	$0.1449
July	$0.1449	$0.1449	n/a	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245	$1.7388	$1.7388

On October 19, 2023, ExchangeRight Income Fund Trustee, LLC, which serves as the sole trustee of the Company, approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024				December 31, 2023
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	78,319	(a)	$2,106,000	(a)	10,922	(b)	$293,000	(b)
Class A	84,784		2,279,000		10,653		285,000
Class ER	-		-		-		-
Class S	-		-		-		-
Total	163,103		$4,385,000		21,575		$578,000

(a) Includes the issuance of 19,088 Class I Common Shares totaling $513,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER Common Shareholders’ election.

(b) Includes the issuance of 4,176 Class I Common Shares totaling $112,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our distributions during the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Cash Distributions
Common Shares	$24,067,000	$25,913,000
Noncontrolling interests	13,427,000	13,202,000
Total cash distributions	$37,494,000	$39,115,000

Sources of Distributions
Cash flows from operating activities (a)	$37,494,000	$39,115,000

Cash flows from operating activities	$43,626,000	$39,309,000
Funds from Operations (“FFO”) (b)	$40,757,000	$39,567,000
Adjusted FFO (b)	$42,157,000	$40,046,000

(a)
As of December 31, 2024, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.
(b)
A reconciliation of net income (loss) attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2024 and 2023, respectively, is disclosed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments, and operating lease obligations at December 31, 2024:

	Mortgage loans	Line of	Interest	Operating ground
Year	payable	credit	payments (a)	lease obligation	Total
2025	$74,951,000	$-	$29,872,000	$285,000	$105,108,000
2026	77,445,000	-	26,576,000	285,000	104,306,000
2027	134,223,000	82,452,000	23,483,000	285,000	240,443,000
2028	182,587,000	-	16,804,000	285,000	199,676,000
2029	94,174,000	-	3,295,000	285,000	97,754,000
Thereafter	37,564,000	-	1,296,000	28,460,000	67,320,000
Total	$600,944,000	$82,452,000	$101,326,000	$29,885,000	$814,607,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of December 31, 2024.

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

All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of Common Shares and OP Units. Offering costs of $0.7 million and $0.6 million were included in total equity for the years ended December 31, 2024 and 2023, respectively, for which the Company was obligated to reimburse ExchangeRight. As of December 31, 2024, the Company is obligated to reimburse ExchangeRight for $20,000 of these reimbursable offering costs.

See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a discussion of the various related-party transactions, agreements, and fees.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of December 31, 2024 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included within this Annual Report on Form 10-K.

Principles of Consolidation

Generally, a variable interest entity (“VIE”) is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights.

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, all of which are consolidated in accordance with GAAP. The Operating Partnership meets the criteria of a VIE as its limited partners, as a group, lack the power to make decisions about the activities that significantly impact the performance of the Operating Partnership. ExchangeRight, its related party group, and the Company, as a whole, have the characteristics of the primary beneficiary as they collectively have the power and benefits of the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company does not have any significant operations or, apart from our interest in the Operating Partnership, any significant assets. As such, the Operating Partnership is consolidated in the Company’s consolidated financial statements. The assets and liabilities of the Operating Partnership are reflected in the total assets and liabilities of the Company on the consolidated balance sheet as the Operating Partnership’s assets can only be used to settle the obligations of the Operating Partnership and the Operating Partnership’s creditors do not have recourse to the Company.

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

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are expensed as incurred.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

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

Inflation

During 2024, uncertainty in the global macroeconomic environment continued, driven by concerns over geopolitical conflicts in Eastern Europe and the Middle East, the aggregate effects of inflation generated over the last three years, continued elevated interest rate levels, and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world has continued to create economic pressures in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of December 31, 2024. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Consolidated Financial Statements beginning on page F-1 for the financial statements required by this item and the reports of the independent accountants thereon, which are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Trustee; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2024, was effective.

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

The Trustee relies heavily on our officers and on information provided by our officers for the conduct of the day-to-day business of the Company. Each of our officers also provides services to ExchangeRight and its affiliates. ExchangeRight and the Key Principals manage $6.3 billion in assets under management and are actively engaged in acquiring, syndicating, managing, and selling commercial real estate on a nationwide basis on behalf of their own accounts and for over 8,900 real estate investors across the country. ExchangeRight is vertically integrated to perform all real estate functions including underwriting and acquisition, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal, investor reporting, and monthly investor distributions. In addition to ExchangeRight, the Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and dispositions of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own a majority interest in and operate ExchangeRight Securities, LLC (“ERS”), an affiliate of the Trustee and ExchangeRight, and Lighthouse Capital Group, LLC (“LCG”), each of which is a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, Inc., a licensed real estate brokerage company. David Fisher is the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. The Key Principals provide services to ExchangeRight and its affiliates that preclude them from devoting substantially all of their time to the Company, and that may present certain potential conflicts of interest or duties associated with their roles at the Company and the affiliated entities.

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

Name	Age	Position
Joshua Ungerecht	40	Manager of ExchangeRight Real Estate, LLC
David Fisher	57	Manager of ExchangeRight Real Estate, LLC; Executive Managing Principal
Warren Thomas	68	Manager of ExchangeRight Real Estate, LLC
David Van Steenis	39	Chief Financial Officer and Chief Investment Officer of ExchangeRight Real Estate, LLC
Susana Dryden	42	Chief People Officer and Chief Compliance Officer of ExchangeRight Real Estate, LLC
Kevin Steines	42	Chief Accounting Officer of ExchangeRight Real Estate, LLC

Joshua Ungerecht is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Together with Warren Thomas, Joshua has overseen the stewardship of over $1.75 billion of client equity in commercial real estate investments since 2006. In addition, Joshua is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since July 2015; CEO, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since September 2009; a co-owner and real estate broker with JRW Realty, a real estate brokerage firm, a position he has held since September 2009; and a co-owner, CEO and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2014. Telos Capital LLC is under common control by the same partners as ExchangeRight, which partners exercise ultimate control over the Company, and as such, Telos may be considered an affiliate of the Company. Joshua graduated from The Master’s College, Summa Cum Laude with a B.A. in Theology, Apologetics, and Missions, and is currently on leave from Talbot Graduate School, where he was pursuing an M.A. in Philosophy of Religion and Ethics. He also maintains Series 7, 22, 24, 63, 65, 66, and 79 Securities Licenses and an active California real estate broker license. Mr. Ungerecht’s extensive experience in the real estate development, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

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

Warren Thomas, CPA, is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Warren has over 40 years of experience as a Certified Public Accountant and has been an active commercial real estate investor for the past 30 years. Prior to focusing on the securitized 1031 exchange market in 2003, he developed an extensive tax practice including estate planning, financial planning, and real estate advisory services. In addition, Warren is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since September 2015; President, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since October 2003; a co-owner and real estate agent with JRW Realty, a real estate brokerage firm, a position he has held since September 2005; and a co-owner and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2013. Telos Capital LLC is under common control by the same partners as ExchangeRight, which partners exercise ultimate control over the Company, and as such, Telos may be considered an affiliate of the Company. He graduated in 1978 from Biola University with a B.S. in Business Administration, specializing in Accounting. He also earned a master’s degree in Taxation from Golden Gate University in 1993. He maintains Series 6, 7, 22, 24, 39, 63, 66 and 79 Securities Licenses. Mr. Thomas’ extensive experience in the real estate development, brokerage, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

David Van Steenis, CFA, CPA, currently serves as Chief Financial Officer and Chief Investment Officer for ExchangeRight. David has held the position of Chief Financial Officer since 2015, and in that capacity also serves as the Chief Financial Officer and Chief Investment Officer of the Company. David also serves as the Chief Financial Officer of Telos Capital, LLC, a position he has held since 2015. David is focused on acquisitions including the analysis, legal, closing, and syndication functions of the business as well as the financing relationships for ExchangeRight and its affiliates. David began his career with KPMG in the financial services audit practice from 2007 to 2011, where he served both private and public banking and investment management clients. Most recently, David was with Kaufman Jacobs Real Estate Investments from 2011 to 2015 where he was involved in the investment acquisition, capital markets, and financial reporting aspects of their real estate private equity business. Mr. Van Steenis graduated from Trinity Christian College with highest honors with a B.S. in Accounting and a Finance concentration. David is a Certified Public Accountant and a CFA Charterholder.

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

Insider Trading Policy

As of the date of this report, the Company has not adopted a standalone insider trading policy. The absence of such a policy is not reflective of any disregard for the principles of fair and ethical trading practices. The Company is keenly aware of the importance of establishing clear guidelines to prevent insider trading and to uphold the Company’s reputation for integrity and ethical conduct. In this regard, our Code of Ethics contains provisions requiring that all employees and trustees comply with all applicable governmental laws, rules, and regulations, including but not limited to insider trading laws. In addition, because our Common Shares are not currently listed on any national securities exchange or otherwise freely tradeable, the Company and Key Principals believe the provisions in our Code of Ethics governing compliance with applicable insider trading laws are adequate for the Company’s current purposes.

If the Company decides to adopt a standalone insider trading policy in the future, it is anticipated such policy will apply to all transactions in the Company’s securities, including but not limited to the Common Shares any other securities the Company may issue. The policy also would cover all Key Principals, officers, employees of the Company, and any family members or entities whose transactions in Company securities are directed by or under the influence or control of those persons. The Company is committed to rigorously enforcing all applicable insider trading laws and regulations to prevent insider trading and protect all stakeholders’ interests.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 26, 2025, certain information regarding the beneficial ownership of our Common Shares and Common Shares issuable upon redemption of OP Units by: (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding Common Shares; (ii) each of the Key Principals, who act as the directors of the Company; (iii) each of our executive officers and (iv) all of our Key Principals and executive officers as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant, or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account, or similar arrangement, or (iv) the automatic termination of a trust, discretionary account, or similar arrangement. In computing the number of Common Shares beneficially owned by a person and the percentage ownership of that person, Common Shares subject to options or other rights held by that person that are exercisable as of February 26, 2025, or will become exercisable within 60 days thereafter (including Common Shares issuable upon the redemption of OP Units, which are currently redeemable or redeemable within 60 days of February 26, 2025), are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. In this regard, the percentage of beneficial ownership is based on 10,232,636 shares of Class A Common Shares, 5,834,197 shares of Class I Common Shares, 469,648 shares of Class ER Common Shares, an aggregate of 16,536,481 Common Shares, and an aggregate of 23,857,970 Common Shares and OP Units outstanding as February 26, 2025. Class I Common Shares are issuable upon the exchange of an equal number of Class A OP Units that are redeemable for cash or, at our option, Class A Common Shares on a one-for-one basis (subject to certain adjustments). In addition, Class I Common Shares are issuable upon the exchange of an equal number of Class I OP Units that are redeemable for cash or, at our option, Class I Common Shares on a one-for-one basis (subject to certain adjustments). There are no Class S Common Shares of the Company issued and outstanding. Except as indicated, each person listed below has sole voting and investment power with respect to the shares and OP Units set forth opposite such person’s name.

Information with respect to the Key Principals and executive officers is based on our records and data supplied by each of the Key Principals and executive officers. Information with respect to beneficial owners of more than five percent of the outstanding Common Shares is based on data supplied to us by each of those persons.

								Total Number of			Percent
		Class A Common Shares			Class I Common Shares			Common Shares		Percent	of all
		Shares		Percent	Shares		Percent	and OP Units		of all	Common
		Beneficially		of	Beneficially		of	Beneficially		Common	Shares and
Name	Position	Owned		Class (1)	Owned		Class (2)	Owned		Shares (3)	OP Units (4)
KEY PRINCIPALS:
Joshua Ungerecht	Manager of ExchangeRight	4,067	(5)	*	-		*	20,311	(6)	*	*
David Fisher	Manager of ExchangeRight	-		*	-		*	-		*	*
Warren Thomas	Manager of ExchangeRight	4,991		*	-		*	58,879	(7)	*	*

EXECUTIVE OFFICERS WHO ARE NOT KEY PRINCIPALS:
David Van Steenis	Chief Financial Officer and Chief Investment Officer	393		*	-		*	393		*	*
Susana Dryden	Chief People Officer and Chief Compliance Officer	5,528		*	-		*	5,528		*	*
Kevin Steines	Chief Accounting Officer	410		*	-		*	410		*	*

All Key Principals and Executive Officers as a group (6 persons)		15,389		*	-		*	85,521		*	*

BENEFICIAL OWNERS OF MORE THAN 5%:
ExchangeRight Real Estate, LLC		-		*	600,000	(8)	10.3%	677,308	(9)	3.7%	2.7%
1055 E. Colorado Blvd.
Suite 310
Pasadena, CA 91106

* Indicates less than 1.0% of the total number of outstanding shares or units, as the case may be, of the class or aggregate number of securities indicated, calculated in accordance with Rule 13d-3 under the Exchange Act.

(1) For each individual or group disclosed in the table above, the figures in this column are based on 10,232,636 Class A Common Shares issued and outstanding as of February 26, 2025.

(2) For each individual or group disclosed in the table above, the figures in this column are based on 5,834,197 Class I Common Shares issued and outstanding as of February 26, 2025.

(3) For each individual or group disclosed in the table above, the figures in this column are based on 10,232,636 Class A Common Shares, 5,834,197 Class I Common Shares, and 469,648 Class ER Common Shares, for an aggregate of 16,536,481 Common Shares issued and outstanding as of February 26, 2025.

(4) For each individual or group disclosed in the table above, the figures in this column are based on an aggregate of 25,507,855 Common Shares and OP Units issued and outstanding as of February 26, 2025.

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

We have described below relationships and transactions since January 1, 2023 with related parties in which the amount involved exceeded $120,000, and all currently proposed related party transactions which exceed $120,000.

Acquisition of Properties from ExchangeRight and its Affiliates

Since January 1, 2023, we have acquired 38 of our properties from prior ExchangeRight sponsored offerings, pursuant to which certain portfolios were contributed or merged with and into a wholly-owned subsidiary of our Operating Partnership. In each such transaction, the beneficial owners of the portfolio received the right to elect either cash or OP Units in exchange for their interest in the portfolio. The Operating Partnership issued 1,712,192 OP Units in the aggregate pursuant to such agreements.

We have identified an additional 27 ExchangeRight DST Portfolios consisting of 455 properties that are currently managed by ExchangeRight for possible future acquisitions. Based on estimated market values, we anticipate we would pay up to approximately $1.1 million by issuing additional OP units, using cash, or a combination therefore, pursuant to the acquisition of these 26 DST Portfolios. These acquisitions would include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. The aggregate potential disposition fees for these 27 DST Portfolios are estimated to be a maximum of $43.5 million and would be paid solely by the investors in the DST Portfolios. In certain instances, one or more of the Key Principals are investors in the ExchangeRight DST Portfolios. The disposition fees are calculated as a percentage of the selling or merger price. For the years ended December 31, 2024 and 2023, disposition fees in the aggregate amount of $2.4 million and $1.7 million, respectively, were paid to ExchangeRight or its affiliates upon the closing of merger transactions from the investors in the ExchangeRight DST Portfolios.

The Key Principals own minority interests in certain of the 27 ExchangeRight DST Portfolios consisting of 455 properties that are currently managed by ExchangeRight for possible future acquisitions . In connection with our potential acquisition of these 455 properties, the Key Principals are anticipated to have the right to elect to receive up to $10.1 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the respective ExchangeRight DST Portfolios.

Since January 1, 2023, we have acquired three properties from unaffiliated entities not managed by ExchangeRight. For the years ended December 31, 2024 and 2023, ExchangeRight earned a 1% acquisition fee on each of these property acquisitions, totaling $117,000 and $22,000, respectively.

We have also identified up to 126 additional properties that are part of the Identified Trust Properties for future acquisition at ExchangeRight’s cost basis. Any such acquisition will be effectuated through a contract of sale to be mutually agreed upon by us and ExchangeRight at the time of the transfer. We and ExchangeRight may also, upon mutual agreement, replace or add additional properties or purchase and sale agreements to the list of real estate identified. Such net leased necessity-based retail assets would have similar characteristics to the Identified Trust Properties, consistent with our investment objectives; provided, however, when considering portfolio acquisitions, the Company will consider the portfolio composition and its investment metrics as a whole and particular portfolios may include individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition as a whole and will adjust the pricing for a future retenanting event.

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
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2024; and
•
The Operating Partnership is expected to grow more quickly as a result of DST investors electing to perform tax-deferred Code Section 721 exchanges which create long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with our long-term aggregation strategy.

ExchangeRight and Affiliate Investment

In addition, in order to accelerate acquisitions on behalf of the Company and in lieu of borrowing funds, ExchangeRight has purchased OP Units of the Operating Partnership, of which 77,308 OP Units of the Operating Partnership remain outstanding as of December 31, 2024. ExchangeRight’s investment in OP Units is on the same terms as offered to other OP Unitholders at the time of their investments. In addition, certain of the Key Principals also own 70,131 OP Units.

Furthermore, the Key Principals will have the right to elect to receive up to $10.1 million in cash, additional OP Units, or a combination thereof, in exchange for their interests in the ExchangeRight DST Portfolios should the Company complete the acquisition of the Identified Trust Properties.

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

The RSLCA matures on April 4, 2027 and has a maximum borrowing capacity of $250.0 million as of December 31, 2024, which will be increased automatically proportionally to any increase in the maximum offering amount of the

Company’s ongoing continuous Common Shares offering. However, the Company, through the Operating Partnership, has a right to either increase or lower the amount of the aggregate loan commitment with 60 days’ notice to ExchangeRight.

The largest aggregate principal outstanding balance under the RSLCA during the twelve months ended December 31, 2024 was $44.2 million. Additionally, the principal outstanding balance under the RSLCA was $29.2 million as of December 31, 2024, with activity during the twelve months ended December 31, 2024 including $125.3 million of advances and $118.3 million of repayments. The largest aggregate principal outstanding balance under the RSLCA during the twelve months ended December 31, 2023 was $51.5 million. Additionally, the principal outstanding balance under the RSLCA was $22.3 million as of December 31, 2023, with activity during the twelve months ended December 31, 2023 including $116.7 million of advances and $121.1 million of repayments. The RSLCA bears interest at a rate equal to 12.0% per annum while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a one quarter percent (0.25%) unused facility fees and a one quarter percent (0.25%) annual access fee, both payable by ExchangeRight quarterly in arrears. The Company earned $4.6 million and $4.0 million of interest income during the years ended December 31, 2024 and year ended December 31, 2023, respectively. Interest income was paid in full and the Company has no outstanding interest income receivable balance in relation to the RSLCA as of December 31, 2024.

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

ExchangeRight has utilized acquisition debt and preferred equity capital structured similarly to the ExchangeRight Secured Loans, from eight funds since its inception in order to assist ExchangeRight in acquiring and syndicating assets to 1031 Exchange investors. Five of these funds have gone full cycle for investors. All such funds have met all redemption requests received as of the date of this Form 10-K. ExchangeRight has successfully sponsored over 108 total offerings, all of which are either meeting or exceeding investor cash flow distribution projections, including these eight debt and preferred equity capital funds. Past performance is not indicative of future results.

Notes Receivable with ExchangeRight Managed or owned DSTs

On November 8, 2024, the Company entered into a $1.1 million real estate note as the lender with a two property net-leased DST managed by ExchangeRight. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments. The Company’s receivable under this real estate note totaled $1.1 million as of December 31, 2024 and earned $9,000 of interest income during the year ended December 31, 2024 in relation to this real estate note. The Company had $5,000 in interest income receivable in relation to this real estate note as of December 31, 2024, which is included in receivables on the consolidated balance sheet.

On November 7, 2024, the Company entered into a $14.2 million real estate note as the lender with a 13 property net-leased DST owned by ExchangeRight as of that date. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments. The Company’s receivable under this real estate note totaled $14.2 million as of December 31, 2024 and earned $126,000 of interest income during the year ended December 31, 2024 in relation to this real estate note. The Company had $71,000 in interest income receivable in relation to this real estate note as of December 31, 2024, which is included in receivables on the consolidated balance sheet.

On August 25, 2022, the Company entered into a real estate note as the lender with a two property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, bears interest at a fixed-rate of 6.00% and requires interest only payments. The Company had $3.6 million outstanding under this real estate note as of December 31, 2024, and earned $220,000 and $220,000 of interest income during the years ended December 31, 2024 and 2023, respectively, in relation to this real estate note. The Company had $19,000 in interest income receivable in relation to this real estate note as of December 31, 2024, which is included in receivables on the consolidated balance sheet.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, and bears interest at a fixed-rate of 7.25% and requires interest only payments. The Company had $2.4 million outstanding under this junior unsecured line of credit agreement as of December 31, 2024, and earned $175,000 and $174,000 of interest income during the years ended December 31, 2024 and 2023, respectively, in relation to this junior unsecured line of credit agreement. The Company had $15,000 in interest income receivable in relation to this junior unsecured line of credit agreement as of December 31, 2024, which is included in receivables on the consolidated balance sheet.

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

The Asset Manager earned an aggregate of $0.5 million, net of $1.5 million of fees waived by the asset manager, during the year ended December 31, 2024. The Asset Manager earned an aggregate of $1.4 million, net of $0.4 million of fees waived by the asset manager, during the year ended December 31, 2023.

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

The Property Manager earned an aggregate of $0.6 million, net of $0.2 million of fees waived by the property manager, during the year ended December 31, 2024. The Property Manager earned an aggregate of $0.7 million of fees during the year ended December 31, 2023.

Organization and Offering Costs

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private Common Shares and OP Unit offerings and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the Common Shares offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of Common Shares and OP Units. These fees are expected to offset the incurred organizational and offering costs described above. During the years ended December 31, 2024 and 2023, ExchangeRight earned an aggregate of $0.7 million and $0.7 million of these fees, respectively.

ExchangeRight has paid all selling commissions and expenses to certain placement agents for its Class I Common Shares. This amount is currently a maximum of 0.25%, and historically they have ranged from 0.00% to 2.50% of the gross offering price of shares sold in the Class I Common Shares offering. During the years ended December 31, 2024 and 2023, ExchangeRight paid an aggregate of $17,000 and $49,000 of selling commissions and expenses of the Class I Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class A Common Shares sold in the offering in an amount up to approximately 1.80% of the gross offering price of shares sold in the Class A Common Shares offering. During the years ended December 31, 2024 and 2023, ExchangeRight paid an aggregate of $237,000 and $463,000 of selling commissions and expenses of the Class A Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class ER Common Shares sold in the offering to ensure the Class ER per share net proceeds after selling commissions and expenses would not result in fewer proceeds to the REIT than its other common share classes. During the year ended December 31, 2024, ExchangeRight paid an aggregate of $94,000 and $463,000 of selling commissions and expenses of the Class ER Common Shares sold in the offering, respectively.

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

No distributions were earned pursuant to the foregoing distribution waterfall for the years ended December 31, 2024 or 2023.

Selling Commissions and Expenses to ERS

ERS also has been engaged by ExchangeRight to oversee ExchangeRight personnel as it relates to potential limited interactions with retail investors in connection with the Company’s current private Class A Common Shares offering and will earn up to $11,509,835 (0.5%) of the gross offering price of shares sold for that share class; provided, however, any such fees that are not paid to ERS will be retained by ExchangeRight on a nonaccountable basis, which up to half of such amount may be reallowed to the other broker-dealers acting as placement agents in the offering, at the discretion of ERS. In addition, ExchangeRight may pay up to 1.25% in additional commission based on the Class A Common Shares gross offering price for shares sold in this offering to ERS, in ExchangeRight’s sole discretion. Any such additional commissions due to ERS will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. For its Class I and Class S Shares, ExchangeRight may pay other broker-dealers, which could include ERS, a fee of up to 1.50% of the gross offering price of shares sold in the offering, in ExchangeRight’s sole discretion. Any such fees and commissions due will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. Further, ExchangeRight will pay up to $250,000 (0.25%) of the Class ER Common Shares gross offering price for shares sold in this offering to ERS, in ExchangeRight’s sole discretion. Any such additional commissions due to ERS will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. For its Class ER Common Shares, ExchangeRight may pay 1.25% of additional commissions, which could include those earned by ERS, in ExchangeRight’s sole discretion. During the years ended December 31, 2024 and 2023, the Company paid an aggregate of $69,000 and $88,000 of selling commissions and expenses to ERS, respectively.

Selling Commissions to Key Principals

Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, and may also be acting as a prospective investor’s registered representative or registered supervisor (or both), in connection with our private securities offerings. In that case, Messrs. Thomas and Ungerecht may receive selling commissions and expenses as a result of their sales efforts with respect to the Common Shares sold in our private offerings. During the years ended December 31, 2024 and 2023, the Company paid an aggregate of $809,000 and $946,000 of selling commissions to ERS and LCG, respectively.

Real Estate Commissions to JRW Realty, Inc.

JRW Realty, Inc., a licensed real estate broker and an affiliate of ExchangeRight, may act as our real estate broker in connection with the identification and purchase of real estate properties other than the ExchangeRight DST Portfolios and any other Identified Trust Properties we acquire from an ExchangeRight affiliate. The amount of the commissions payable to JRW Realty in connection with these transactions will be fixed by the sellers of the properties, and all commissions will be paid by the sellers of properties and not by the Company. JRW Realty does not expect to act in a “dual agency” capacity or represent the seller of any properties sold to us or be involved in setting the total amount of commission payable in connection with the sale of the property or the amount reallowed to JRW Realty, as the buyer’s broker. A portion of any commissions received by JRW Realty may be reallowed to ExchangeRight. During the years ended December 31, 2024 and 2023, JRW Realty, Inc. reallowed an aggregate of $140,000 and $46,000 real estate commissions to ExchangeRight, respectively.

Disposition Fees to ExchangeRight and its Affiliates

ExchangeRight DST Portfolios hold 455 of the Identified Trust Properties that are anticipated to be acquired from affiliates of ExchangeRight. We may, in the future, acquire other properties from ExchangeRight or its affiliates, including other DST programs sponsored by ExchangeRight. These DST programs include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. These disposition fees are estimated to be a maximum of $43.5 million and will be paid solely by the investors in the ExchangeRight DST Portfolios. For the years ended December 31, 2024 and 2023, disposition fees in the aggregate amount of $2.4 million and $1.7 million, respectively, were paid to ExchangeRight or its affiliates upon the closing of the merger transactions from the investors in the ExchangeRight DST Portfolios.

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

Other Activities of Our Key Principals and Officers

We rely on our Key Principals, officers and other key employees for the day-to-day operation of our business. ExchangeRight and our Key Principals manage $6.3 billion dollars in assets under management and are actively engaged in acquiring, syndicating, managing, and selling stabilized commercial real estate on a nationwide basis on behalf of their own accounts and for over 8,900 real estate investors across the country. In addition to ExchangeRight, our Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and sales of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, a licensed real estate broker. David Fisher is also the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. As a result of the interests of members of our management team in other ventures and the fact that they also are engaged, and will continue to engage, in other business activities, our officers and other key persons may have conflicts of interest in allocating their time between us and other activities in which they are involved. However, we believe that our officers and other key employees have sufficient time to discharge fully their responsibilities to the Company and all other ventures in which they are involved.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The managers of ExchangeRight (the “Managers”), which is the sole member and manager of the Trustee, which is the sole Trustee of the Company, engaged Grant Thornton LLP (“Grant Thornton”) as the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2024 and December 31, 2023. Neither the Company, the Trustee nor ExchangeRight has a separately designated standing audit committee in place. Rather, the functions typically performed by an audit committee are performed by the Managers. The Managers regularly review and determine whether any non-audit services provided by Grant Thornton potentially affect its independence with respect to the Company. The Company’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton. Pre-approval is generally provided by the Managers for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Managers may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Managers regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2024, all services performed by Grant Thornton with respect to the Company were pre-approved by the Managers in accordance with this policy.

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

During the interim period in 2023 preceding Baker Tilly’s dismissal, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Baker Tilly’s satisfaction, would have caused Baker Tilly to make reference in connection with their opinion to the subject matter of the disagreement, and (ii) there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K), except for the material weakness in the Company’s internal controls over financial reporting disclosed in Item 1A of the Company’s Registration Statement on Form 10 that was filed with the Securities and Exchange Commission on April 27, 2023, and amended on June 12, 2023 and July 7, 2023 (the “Form 10”), which related to the accounting for the Company’s asset acquisitions completed during 2021 and prior periods regarding the allocation of the purchase price between building and site improvements. Specifically, management determined the Company did not maintain adequate controls over allocations of the purchase prices in the Company’s asset allocations relative to the fair values of the assets within the buildings and improvements the Company acquired due to an incorrect application of generally accepted accounting principles set forth in Accounting Standards Codification (“ASC”) 805 – Business Combinations. During the review of the Company’s purchase price allocation methodology in connection with the audit of its consolidated financial statements as of and for the year ended December 31, 2022, the Company determined to change its purchase price allocation methodology to allocate the purchase prices in its asset acquisitions to site improvements consistent with the principles set forth in ASC 805. The financial statements presented in the Form 10 reflected the corrected application of the principles set forth in ASC 805. The Managers of ExchangeRight, which perform the functions of the board of directors and audit committee of the Company, discussed the material weakness described above with Baker Tilly. The Company authorized Baker Tilly to respond fully to the inquiries of Grant Thornton concerning the subject matter of such “reportable event.” During 2023, all services performed by Baker Tilly were pre-approved by the Managers in accordance with policy.

The following table sets forth the aggregate fees billed by Grant Thornton with respect to audit and non-audit services for the Company during the year ended December 31, 2024 and 2023 and the aggregate fees billed by Baker Tilly with respect to audit and non-audit services for the Company during the interim period in 2023 before the change in auditors became effective:

	2024 (Grant Thornton)	2023 (Grant Thornton)	2023 (Baker Tilly)
Audit Fees (1)	$410,000	$486,000	$80,000
Audit-Related Fees (2)	-	-	30,000
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	200,000
Total	$410,000	$486,000	$310,000

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
(4)
All Other Fees include services related to the transition of independent registered public accounting firm for the fiscal year ended December 31, 2023.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). The following documents are filed as part of this report.

1. Financial Statements (see Item 8)

a. Reports of Independent Registered Public Accounting Firms

b. Consolidated Balance Sheets as of December 31, 2024 and 2023

c. Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023

d. Consolidated Statements of Equity for the years ended December 31, 2024 and 2023

e. Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

f. Notes to Consolidated Financial Statements

15(a)(2). The following is a list of the financial statement schedules required by Item 8:

1. Schedule III – Real Estate and Accumulated Depreciation

15(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Trust of ExchangeRight Income Fund (filed as Exhibit 3.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

3.2

Second Amended and Restated Declaration of Trust of ExchangeRight Income Fund dated May 30, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated herein by reference)

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

10.1(a)

Amended and Restated Limited Partnership Agreement of ExchangeRight Income Fund Operating Partnership, LP, dated April 4, 2022 (filed as Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.1(b)

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated May 30, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated herein by reference)

10.2(a)

Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC and ExchangeRight Income Fund Operating Partnership, LP (filed as Exhibit 10.2(a) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(b)

First Amendment to Amended and Restated Uncommitted Senior Revolving Secured Line of Credit Agreement entered into affective as of September 18, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2024 and incorporated herein by reference)

10.2(c)

Amended and Restated Secured Revolving Note dated April 4, 2022 made by ExchangeRight Real Estate, LLC and payable to ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit A to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(b) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(d)

Amended and Restated Subordination Agreement dated April 4, 2022 between the Members of ExchangeRight Real Estate, LLC named therein and ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit B to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(c) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(e)

Amended and Restated Member Interest Pledge Agreement dated April 4, 2022 between ExchangeRight Real Estate, LLC and ExchangeRight Income Fund Operating Partnership, LP (included as Exhibit C to Exhibit 10.2(a) hereof) (filed as Exhibit 10.2(d) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.2(f)

Credit Agreement dated as of May 30, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, as borrower, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, as Parent, the financial institutions party thereto and their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, as sole Lead Arranger (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated herein by reference)

10.2(g)

Revolving Note dated May 30, 2024 by ExchangeRight Income Fund Operating Partnership, LP in favor of Wells Fargo Bank, National Association, as a Lender (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated herein by reference)

10.2(h)

Pledge Agreement dated May 30, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated herein by reference)

10.2(i)

Parent Guaranty dated May 30, 2024 executed and delivered by ExchangeRight Income Fund(filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated herein by reference)

10.2(j)

Subsidiary Guaranty dated May 30, 2024 executed and delivered by the subsidiary guarantors named therein (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024 and incorporated herein by reference)

10.2(k)

Incremental Revolving Commitment Assumption Agreement dated July 23, 2024 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Additional Lender named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated herein by reference)

10.2(l)

Revolving Note dated July 23, 2024 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated herein by reference)

10.3

Form of Agreement and Plan of Merger by and among an ExchangeRight Net Leased Portfolio DST and ExchangeRight Income Fund Operating Partnership, LP (filed as Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.4

Form of Interest Assignment Agreement between ExchangeRight Real Estate, LLC (as Assignor), ExchangeRight Income Fund Operating Partnership, LP (as Assignee) and an ExchangeRight NLP Master Lessee, LLC (filed as Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.5

Property Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Property Management, LLC (filed as Exhibit 10.5 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.6

Asset Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Asset Management, LLC (filed as Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.7

Indemnity Agreement dated December 31, 2021 by and among ExchangeRight Income Fund, ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Real Estate, LLC, David Fisher, Joshua Ungerecht, and Warren Thomas (filed as Exhibit 10.7 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(a)

Loan Agreement made and entered into as of May 19, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(a) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(b)

First Loan Documents Modification Agreement made as of June 8, 2021, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(b) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(c)

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

Fifth Loan Documents Modification Agreement made as of February 4, 2022, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(f) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(g)

Sixth Loan Documents Modification Agreement made as of November 15, 2022, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(g) to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8(h)

Seventh Loan Documents Modification Agreement made as of April 11, 2023, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(h) to the Registrant’s Annual Report on Form 10-K filed on April 11, 2024 and incorporated herein by reference)

10.8(i)

Eighth Loan Documents Modification Agreement made as of December 22, 2023, by and between ExchangeRight Real Estate, LLC and Ameris Bank (filed as Exhibit 10.8(i) to the Registrant’s Annual Report on Form 10-K filed on April 11, 2024 and incorporated herein by reference)

10.9

Tax Protection Agreement dated July 18, 2022, by and among ExchangeRight Income Fund Partnership, LP, and each Property Contributor (filed as Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.10

Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated herein by reference)

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

EXCHANGERIGHT INCOME FUND

February 27, 2025	/s/ David Fisher
Date	David Fisher
Executive Managing Principal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2025	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)
Manager of ExchangeRight Real Estate, LLC

February 27, 2025	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer and Principal Accounting Officer)

February 27, 2025	/s/ Joshua Ungerecht
Date	Joshua Ungerecht
Manager of ExchangeRight Real Estate, LLC

February 27, 2025	/s/ Warren Thomas
Date	Warren Thomas
Manager of ExchangeRight Real Estate, LLC

ExchangeRight Income Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Shareholders

ExchangeRight Income Fund

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ExchangeRight Income Fund (d/b/a ExchangeRight Essential Income REIT) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

New York, New York

February 27, 2025

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Real estate:
Land	$226,751,000	$209,073,000
Buildings and improvements	968,186,000	893,225,000
	1,194,937,000	1,102,298,000
Less accumulated depreciation	(89,628,000)	(62,243,000)
Real estate, net	1,105,309,000	1,040,055,000
Intangible lease assets, net	65,142,000	68,616,000
RSLCA notes receivable from affiliates	29,243,000	22,251,000
Restricted cash	11,920,000	12,275,000
Cash and cash equivalents	9,348,000	7,053,000
Receivables	9,831,000	8,990,000
Notes receivable from affiliates	21,400,000	6,017,000
Right-of-use asset	4,700,000	4,652,000
Other assets	1,836,000	1,095,000
Due from affiliates	-	536,000
TOTAL ASSETS	$1,258,729,000	$1,171,540,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$584,765,000	$589,962,000
Revolving credit facility	82,452,000	-
Intangible lease liabilities, net	22,930,000	24,595,000
Accounts payable, accrued expenses and other liabilities	10,332,000	10,083,000
Right-of-use liability	5,185,000	4,977,000
Pending trade deposits	3,096,000	1,386,000
Distributions payable	3,690,000	3,452,000
Due to affiliates	500,000	43,000
Total liabilities	712,950,000	634,498,000

Commitments and contingencies	-	-

Equity:
Class A common shares, $0.01 par value per share, 79,273,374 and 79,873,720 shares authorized, 10,322,475 and 10,017,613 shares issued and outstanding as of December 31, 2024 and 2023, respectively	103,000	100,000
Class I common shares, $0.01 par value per share, 79,273,374 and 79,873,720 shares authorized, 5,981,146 and 5,768,982 shares issued and outstanding as of December 31, 2024 and 2023, respectively	60,000	58,000
Class ER common shares, $0.01 par value per share, 79,273,374 and 0 shares authorized, 258,454 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,000	-
Class S common shares, $0.01 par value per share, 79,273,374 and 79,873,720 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	429,528,000	408,358,000
Cumulative distributions in excess of net income	(83,740,000)	(58,448,000)
Accumulated other comprehensive (loss)	(56,000)	(360,000)
Total shareholders’ equity	345,898,000	349,708,000
Noncontrolling interests attributable to operating partnership	199,881,000	187,334,000
Total equity	545,779,000	537,042,000
TOTAL LIABILITIES AND EQUITY	$1,258,729,000	$1,171,540,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31,
	2024	2023
Revenues
Rental revenue	$81,025,000	$78,206,000
Interest income on notes receivable from affiliates	5,106,000	4,431,000
Other	162,000	62,000
Total revenues	86,293,000	82,699,000

Operating Expenses
Property operating expenses	10,583,000	10,255,000
Management fees to affiliates	1,059,000	2,082,000
General and administrative expenses	1,246,000	1,818,000
Depreciation and amortization	41,513,000	41,134,000
Provisions for impairment	514,000	-
Total operating expenses	54,915,000	55,289,000

Gain on sales	5,586,000	-

Income from Operations	36,964,000	27,410,000

Other Income (Expense)
Interest expense	(32,830,000)	(29,154,000)
Interest income	42,000	66,000
Total other income (expense)	(32,788,000)	(29,088,000)

Net income (loss)	4,176,000	(1,678,000)

Net (income) loss attributable to noncontrolling interests	(1,394,000)	562,000

Net income (loss) attributable to common shareholders	$2,782,000	$(1,116,000)

Net income (loss) per common share attributable to common shareholders, basic and diluted	$0.17	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	16,137,393	15,288,881

Other comprehensive income (loss):
Net income (loss)	$4,176,000	$(1,678,000)
Other comprehensive income (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	457,000	(544,000)
Comprehensive income (loss)	4,633,000	(2,222,000)
Comprehensive (income) loss attributable to noncontrolling interests	(1,547,000)	746,000
Comprehensive income (loss) attributable to common shareholders	$3,086,000	$(1,476,000)

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Equity

													Noncontrolling
										Cumulative	Accumulated		interest
	Common Shares								Additional	distributions	other	Total	attributable to
	Class A		Class I		Class ER		Class S		paid-in	in excess	comprehensive	shareholders’	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2022	9,268,108	$93,000	5,193,941	$52,000	-	$-	-	$-	$371,459,000	$(30,761,000)	$-	$340,843,000	$188,231,000	$529,074,000
Net (loss)	-	-	-	-	-	-	-	-	-	(1,116,000)	-	(1,116,000)	(562,000)	(1,678,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(360,000)	(360,000)	(184,000)	(544,000)
Issuance of common shares	871,154	8,000	742,538	7,000	-	-	-	-	46,330,000	-	-	46,345,000	-	46,345,000
Issuance of common shares under DRIP	10,653	-	10,922	-	-	-	-	-	578,000	-	-	578,000	-	578,000
Repurchase of common shares	(132,302)	(1,000)	(344,266)	(3,000)	-	-	-	-	(12,398,000)	-	-	(12,402,000)	-	(12,402,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	18,238,000	18,238,000
Conversion of OP Units to common shares	-	-	165,847	2,000	-	-	-	-	4,369,000	-	-	4,371,000	(4,371,000)	-
Offering costs	-	-	-	-	-	-	-	-	(1,980,000)	-	-	(1,980,000)	(634,000)	(2,614,000)
Distributions	-	-	-	-	-	-	-	-	-	(26,571,000)	-	(26,571,000)	(13,384,000)	(39,955,000)
Balance, December 31, 2023	10,017,613	100,000	5,768,982	58,000	-	-	-	-	408,358,000	(58,448,000)	(360,000)	349,708,000	187,334,000	537,042,000
Net income	-	-	-	-	-	-	-	-	-	2,782,000	-	2,782,000	1,394,000	4,176,000
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	304,000	304,000	153,000	457,000
Issuance of common shares	456,705	5,000	628,052	6,000	258,454	3,000	-	-	37,654,000	-	-	37,668,000	-	37,668,000
Issuance of common shares under DRIP	84,784	1,000	78,319	1,000	-	-	-	-	4,383,000	-	-	4,385,000	-	4,385,000
Repurchase of common shares	(236,627)	(3,000)	(623,800)	(6,000)	-	-	-	-	(22,776,000)	-	-	(22,785,000)	-	(22,785,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	29,567,000	29,567,000
Conversion of OP Units to common shares	-	-	129,593	1,000	-	-	-	-	3,494,000	-	-	3,495,000	(3,495,000)	-
Offering costs	-	-	-	-	-	-	-	-	(1,585,000)	-	-	(1,585,000)	(1,029,000)	(2,614,000)
Distributions	-	-	-	-	-	-	-	-	-	(28,074,000)	-	(28,074,000)	(14,043,000)	(42,117,000)
Balance, December 31, 2024	10,322,475	$103,000	5,981,146	$60,000	258,454	$3,000	-	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,176,000	$(1,678,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,513,000	41,134,000
Provisions for impairment	514,000	-
Gain on sales	(5,586,000)	-
Amortization of deferred rent receivables/liabilities, net	(830,000)	(1,013,000)
Amortization of above/below-market lease intangibles, net	(2,566,000)	(2,415,000)
Amortization of assumed below/above-market debt, net	4,025,000	3,201,000
Amortization of lease incentives	259,000	229,000
Amortization of deferred financing costs	492,000	427,000
Amortization of deferred ground rent	161,000	161,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(48,000)	(791,000)
Other assets	(196,000)	156,000
Due from affiliates	536,000	(482,000)
Accounts payable, accrued expenses and other liabilities	719,000	337,000
Due to affiliates	457,000	43,000
Net cash provided by operating activities	43,626,000	39,309,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(37,222,000)	(24,643,000)
Proceeds from sale of real estate	12,205,000	-
Improvements of real estate	(784,000)	(930,000)
Advances on notes receivable from affiliated parties	(3,000)	(10,000)
Advances on RSLCA notes receivable from affiliated party	(133,589,000)	(116,663,000)
Repayments on RSLCA notes receivable from affiliated party	126,597,000	121,135,000
Net cash used in investing activities	(32,796,000)	(21,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	36,281,000	39,898,000
Offering costs from issuance of common shares	(1,585,000)	(1,980,000)
Repurchases of common shares	(22,785,000)	(12,402,000)
Proceeds from issuance of noncontrolling interests	626,000	374,000
Offering costs from issuance of noncontrolling interests	(1,029,000)	(634,000)
Proceeds from pending trade deposits	3,096,000	1,386,000
Proceeds from mortgage loans payable	-	65,430,000
Repayments of mortgage loans payable	(67,291,000)	(14,380,000)
Proceeds from revolving credit facilities	97,452,000	-
Repayments of revolving credit facilities	(15,000,000)	(73,311,000)
Payments of financing costs	(1,161,000)	(781,000)
Common shares distributions	(24,067,000)	(25,913,000)
Noncontrolling interests distributions	(13,427,000)	(13,202,000)
Net cash used in financing activities	(8,890,000)	(35,515,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,940,000	(17,317,000)
Cash, cash equivalents and restricted cash at beginning of year	19,328,000	36,645,000
Cash, cash equivalents and restricted cash at end of year	$21,268,000	$19,328,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$9,348,000	$7,053,000
Restricted cash	11,920,000	12,275,000
Cash, cash equivalents and restricted cash at end of year	$21,268,000	$19,328,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,627,000	$25,489,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,690,000	$3,452,000
Distributions reinvested into Class A and Class I common shares	$4,385,000	$578,000
Conversion of OP Units to Class I common shares	$3,495,000	$4,371,000
Assumption of loan payable in conjunction with the acquisition of real estate	$63,943,000	$43,522,000
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$28,941,000	$17,855,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the "Operating Partnership") owned 362 properties in 34 states (collectively, the “Trust Properties”) as of December 31, 2024. The Trust Properties are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Principles of Consolidation

Generally, a variable interest entity (“VIE”) is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights.

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, all of which are consolidated in accordance with GAAP. The Operating Partnership meets the criteria of a VIE as its limited partners, as a group, lack the power to make decisions about the activities that significantly impact the performance of the Operating Partnership. ExchangeRight, its related party group, and the Company, as a whole, have the characteristics of the primary beneficiary as they collectively have the power and benefits of the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company does not have any significant operations or, apart from our interest in the Operating Partnership, any significant assets. As such, the Operating Partnership is consolidated in the Company’s consolidated financial statements. The assets and liabilities of the Operating Partnership are reflected in the total assets and liabilities of the Company on the consolidated balance sheet as the Operating Partnership’s assets can only be used to settle the obligations of the Operating Partnership and the Operating Partnership’s creditors do not have recourse to the Company.

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

December 31, 2024

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the years ended December 31, 2024 and 2023, respectively.

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

December 31, 2024

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated, or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company would perform recoverability analyses based on the estimated undiscounted cash flows that would be expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property would reflect that the carrying value of each real estate investment would be recovered. The Company had no real estate held for sale as of December 31, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of December 31, 2024 and 2023, respectively.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.9 million and $12.3 million as of December 31, 2024 and 2023, respectively, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

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

Derivative Financial Instruments

The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative financial instrument matures or is settled. Any derivative financial instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not currently anticipate that the counterparty to the Company’s interest rate swap agreement will fail to meet its obligation. The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 and as of December 31, 2024, there was no event of default related to the Company's interest rate swap agreement.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases (excluding the sales-type leases disclosed in Note 3. Investment in Real Estate below). The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured. Deferred rent receivable was $3.2 million and $2.4 million as of December 31, 2024 and, 2023, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. These amounts were de minimis for the years ended December 31, 2024 and 2023 and are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company continually assesses the collectability of receivables related to our tenants and real estate operations. In evaluating collectability, the Company considers the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which would be included in revenue on the consolidated statements of operations. The Company had no allowance for doubtful accounts as of December 31, 2024 and 2023.

A limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. The Company recorded no contingent rent during 2024 or 2023. Revenues also may include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured. No lease termination income was recognized during the year ended December 31, 2024. Lease termination income of $0.5 million was recognized during the year ended December 31, 2023 and is included in rental revenues on the accompanying consolidated statements of operations and comprehensive income.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Pending Trade Deposits

Pending trade deposits were $3.1 million and $1.4 million as of December 31, 2024 and 2023, respectively, and represents funds received by the Company from investors for future purchases of Class A, Class I, and Class ER common shares. Shares are issued by the Company upon the investment being accepted by the Company.

Right-of-Use Assets and Liabilities

The Company is the lessee under a ground lease. In accordance with the lease accounting standard, the Company recorded a right-of-use asset and related liability for this ground lease of the date of acquisition in December 2021. As of December 31, 2024, the remaining lease term, including options which were deemed probable to be exercised, was approximately 66 years and the discount rate used to calculate the Company’s lease liability was 7.1%. Rent expense under the ground lease was $0.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

The following table represent a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease agreement applicable to right-of-use liabilities as of December 31, 2024:

2025	$285,000
2026	285,000
2027	285,000
2028	285,000
2029	285,000
Thereafter	28,460,000
Total undiscounted future minimum lease payments	29,885,000
Future minimum lease payments, discount	(24,700,000)
Right-of-use liability	$5,185,000

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage loans payable was $0.9 million and $1.1 million, which was net of accumulated amortization of $0.6 million and $0.4 million as of December 31, 2024 and 2023 respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. The carrying value of the deferred financing costs related to revolving credit facilities was $0.9 million and $0.0 million, which was net of accumulated amortization of $0.5 million and $0.8 million as of December 31, 2024 and 2023 respectively, and was recorded within other assets on the consolidated balance sheets. Amortization of deferred financing costs was $0.5 million and $0.4 million for 2024 and 2023, respectively, and is included in interest expense on the accompanying consolidated statements of operations and comprehensive income.

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

Segment Information

The Company operates under the direction of the Trustee, which in turn is managed by ExchangeRight as the sole manager of the Trustee. The business and affairs of ExchangeRight are managed by ExchangeRight’s managing partners (together, the “Key Principals”) as the sole managers of ExchangeRight, who have full and complete authority, power, and discretion to manage and control the business, affairs, and properties of ExchangeRight, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of ExchangeRight’s business.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

As a result, the Key Principals act in effect as directors of the Company and therefore, the Key Principals are considered the Company’s Chief Operating Decision Maker (“CODM”).

Our current business is focused on the ownership and operation of net-leased, primarily investment-grade tenanted properties. As of December 31, 2024, the Company owned 362 properties in 34 states, which are occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. The CODM evaluates financial performance and allocates resources on a portfolio basis. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

The CODM evaluates consolidated operating results, performance of the portfolio as a whole, and allocates its resources based on net income (loss) as reported on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Further, the measure of segment assets is equal to the total assets reported on the Company’s Consolidated Balance Sheets.

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

Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”). ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the type of expenses in commonly presented expense captions. This amendment requires that an entity disclose certain expenses, such as amounts of depreciation and intangible asset amortization, included in each relevant expense caption and to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB ASC 280, Segment Reporting. The update focuses on improving disclosures regarding segment expenses by requiring that public entities (i) disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. The guidance was effective for the Company beginning on January 1, 2024 and the adoption of this standard had no material impact on the Company’s consolidated financial statements or related disclosures.

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 362 properties in 34 states as of December 31, 2024. As of December 31, 2024, the Company’s portfolio was 98.7% leased and is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for years ended December 31, 2024 and 2023 is composed of the following:

	Years ended December 31,
	2024	2023
Cost
Balance - beginning of year	$1,102,298,000	$1,023,749,000
Acquisitions (a)	115,378,000	77,619,000
Dispositions	(22,956,000)	-
Improvements	784,000	930,000
Land condemnation	(53,000)	-
Provisions for impairment	(514,000)	-
Balance - end of year	$1,194,937,000	$1,102,298,000

Accumulated depreciation
Balance - beginning of year	$(62,243,000)	$(34,663,000)
Depreciation expense	(29,144,000)	(27,580,000)
Dispositions	1,759,000	-
Balance - end of year	$(89,628,000)	$(62,243,000)

Net book value - end of year	$1,105,309,000	$1,040,055,000

(a) Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

On May 30, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details ).

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

On November 19, 2024, the Company, through the Operating Partnership, acquired 23 properties for a total purchase price of $118.3 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) prior to the merger and was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Company assumed a $63.9 million interest-only mortgage loan at a fixed-rate of 4.03% which matures on August 1, 2029.

On December 17, 2024, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $1.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $16,000 to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details ).

On March 31, 2023, the Company acquired a property for cash from an unaffiliated entity not managed by the Sponsor for a total purchase price, including acquisitions costs, of $2.3 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $22,000 to ExchangeRight (see Note 10. Related and Affiliated Party Transactions for further details).

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

An allocation of the purchase price, including acquisition costs, for these acquisitions are as follows:

	Years ended December 31,
	2024	2023
Land	$23,046,000	$13,778,000
Building	86,381,000	60,549,000
Building and site improvements	5,951,000	3,292,000
Lease in-place intangible assets	9,735,000	6,276,000
Lease above-market intangible liabilities	491,000	14,000
Below-market debt	6,100,000	4,302,000
	131,704,000	88,211,000
Liabilities assumed:
Lease below-market intangible liabilities	(1,597,000)	(2,192,000)
Purchase price (including acquisition costs)	$130,107,000	$86,019,000

Dispositions

On November 7, 2024, the Company contributed 13 properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $24.3 million, recognizing a gain of $4.9 million. In connection with the disposition, the Company entered into a $14.2 million real estate note as the lender with the 13 property net-leased DST. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments.

On November 8, 2024, the Company contributed two properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to an unaffiliated third-party for a total sales price of $3.2 million, recognizing a gain of $0.6 million. In connection with the disposition, the Company entered into a $1.1 million real estate note as the lender with the two property net-leased DST. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Sales-Type Leases

The Company, as lessor, has entered into long-term leases with affiliated parties that transfer the rights, title and interest of certain in-line, non-anchor tenants at certain multi-tenant properties the Company has acquired. These leases range from 50 years to 99 years, and all include 10 five-year renewal options. These in-line tenants do not fit within the Company’s investment criteria of being investment-grade necessity-based retail tenants. Simultaneously upon the acquisition of these properties, the Company transferred the rights, title and interest of the in-line tenants for consideration in the form of lump sum payments which equaled the fair value associated with the in-line tenants at their respective properties. The Company has classified these lease transactions as sales-type leases. Additionally, as the lump sum payment totaled the fair value of the in-line tenants at each respective property, and the remaining annual lease payments at each respective property is de minimis, these transactions had no effect on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023, respectively.

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the years ended December 31, 2024 and 2023. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the consolidated statements of operations and comprehensive (loss) income. Rental revenue is comprised of the following:

	Years ended December 31,
	2024	2023
Base rents	$68,896,000	$65,598,000
Tenant reimbursables	8,733,000	8,667,000
Straight-line rent adjustments	830,000	1,013,000
Above/below market lease amortization, net	2,566,000	2,415,000
Lease termination income	-	513,000
	$81,025,000	$78,206,000

Annual future contractual base rents pursuant to non-cancellable terms due to be received under operating leases in effect at December 31, 2024 are as follows:

2025	$74,329,000
2026	71,781,000
2027	65,570,000
2028	56,252,000
2029	47,800,000
Thereafter	140,712,000
Total	$456,444,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Concentration of Credit Risk

As of December 31, 2024, the Company’s portfolio is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during years ended December 31, 2024 and 2023:

	Years ended December 31,
Tenant	2024	2023
Dollar General	17.5%	18.0%
Walgreens	16.2%	15.5%

Note 4. Notes Receivable

RSLCA Notes Receivable From Affiliated Party

The Company has invested in a short-term mezzanine loan to ExchangeRight (“ExchangeRight Mezz Loans”) for ExchangeRight’s Delaware Statutory Trust (“DST”) programs under a Revolving Secured Line of Credit Agreement (“RSLCA”). The loan agreement, as amended, matures on April 4, 2027, with a maximum of $250.0 million outstanding at any time, and bears interest at a rate equal to 12.0% per annum, while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a 0.25% unused facility fees and a 0.25% annual access fee, both payable by ExchangeRight quarterly in arrears.

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $29.2 million and $22.3 million as of December 31, 2024 and 2023, respectively.

Notes Receivable from Affiliated Parties

On November 8, 2024, the Company entered into a $1.1 million real estate note as the lender with a two property net-leased DST managed by ExchangeRight (see Note 3. Investments in Real Estate - Dispositions for more details on this transaction). The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments. The Company’s receivable under this real estate note totaled $1.1 million as of December 31, 2024 and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 7, 2024, the Company entered into a $14.2 million real estate note as the lender with a 13 property net-leased DST owned by ExchangeRight as of that date (see Note 3. Investments in Real Estate - Dispositions for more details on this transaction). The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments. The Company’s receivable under this real estate note totaled $14.2 million as of December 31, 2024 and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million and $2.4

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

million as of December 31, 2024 and 2023, respectively, and is included in notes receivable from affiliates in the consolidated balance sheets.

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million and $3.6 million as of December 31, 2024 and 2023, respectively, and is included in notes receivable from affiliates in the consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	December 31, 2024
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$105,164,000	$(42,367,000)	$62,797,000	6.9
Above-market leases	3,925,000	(1,580,000)	2,345,000	5.4
Total intangible lease assets, net	$109,089,000	$(43,947,000)	$65,142,000

Below-market leases	$33,332,000	$(10,402,000)	$22,930,000	10.6

	December 31, 2023
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$97,737,000	$(31,463,000)	$66,274,000	7.3
Above-market leases	3,489,000	(1,147,000)	2,342,000	6.2
Total intangible lease assets, net	$101,226,000	$(32,610,000)	$68,616,000

Below-market leases	$32,184,000	$(7,589,000)	$24,595,000	11.0

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities were as follows:

	Years ended December 31,
	2024	2023
Net adjustment to rental revenue	$2,566,000	$2,415,000

Amortization of in-place leases	$12,369,000	$13,555,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
2025	$12,703,000	$(528,000)	$2,982,000	$2,454,000
2026	11,574,000	(490,000)	2,919,000	2,429,000
2027	9,770,000	(392,000)	2,489,000	2,097,000
2028	7,657,000	(345,000)	2,263,000	1,918,000
2029	6,226,000	(290,000)	2,111,000	1,821,000
Thereafter	14,867,000	(300,000)	10,166,000	9,866,000
Total	$62,797,000	$(2,345,000)	$22,930,000	$20,585,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2024, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $560.0 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $584.8 million. As of December 31, 2023, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $556.0 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $590.0 million. As of December 31, 2024, the aggregate fair value of the Company’s revolving credit facility approximated its carrying value. The Company had no borrowings on its revolving credit facilities as of December 31, 2023.

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $1,000 will be reclassified as an increase to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”), resulting in an all-in fixed rate of 5.80% relating to the $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the year ended December 31, 2024 and 2023, respectively.

The following is a summary of the derivative financial instrument attributes held by the Company at December 31, 2024 and 2023, respectively:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Year ended December 31, 2024
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(86,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

Year ended December 31, 2023
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(544,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of December 31, 2024. Fixed-rate mortgage loans payable are composed of the following as of December 31, 2024 and 2023:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

			December 31, 2024			December 31, 2023
		Maturity	Balance	Contractual		Balance	Contractual
Description	Amortization	date	outstanding	interest rate		outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/1/2025	$25,519,000	4.15%		$25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%		24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%		25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%		24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%		24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%		28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%		31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%		32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%		36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%		33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/11/2028	35,840,000	4.05%		35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%		38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%		26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%		37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%		43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%		-	n/a
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%		30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%		37,564,000	3.45%
Fixed-rate mortgage	Interest-only	3/1/2024	-	n/a		10,831,000	4.91%
Fixed-rate mortgage	Interest-only	6/1/2024	-	n/a		18,008,000	4.71%
Fixed-rate mortgage	Interest-only	10/1/2024	-	n/a		16,902,000	4.25%
Fixed-rate mortgage	Interest-only	2/2/2025	-	n/a		21,550,000	3.97%
			$600,944,000	4.28%	(c)	$604,292,000	4.32%	(c)
Unamortized issuance costs, net			(870,000)			(1,096,000)
Unamortized below market debt discount, net			(15,309,000)			(13,234,000)
			$584,765,000			$589,962,000

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
(c)
The weighted average effective interest rate on mortgage loans payable was 5.23% and 5.01% as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company repaid (1) a $10.8 million mortgage loan payable by its contractual maturity date in March 2024, (2) a $18.0 million mortgage loan payable by its contractual maturity date in July 2024, (3) a $16.9 million mortgage loan payable by its contractual maturity date in October 2024 and (4) a $21.6 million mortgage loan payable in December 2024 which had a contractual maturity date in February 2025.

During the year ended December 31, 2023, the Company repaid (1) a $6.4 million mortgage loan payable by its contractual maturity date in February 2023, and (2) a $7.7 million mortgage loan payable in September 2023 which had a contractual maturity date in October 2023.

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

December 31, 2024

secured by four properties. Additionally, concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage of 5.80% through its maturity.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of December 31, 2024, the Company has borrowed $82.5 million under this credit facility with a blended interest rate of 6.41% and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in December 2023, now has a maturity date of December 22, 2026, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $80.0 million outstanding at any time and requires monthly payments. As of December 31, 2024, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $18.4 million outstanding under this revolving line of credit, resulting in $61.6 million available for borrowing by the Company and ExchangeRight as of December 31, 2024. The Company made repayments totaling $73.3 million under borrowing notes within this secured revolving line of credit during the year ended December 31, 2023, which reduced the outstanding balance under this secured revolving credit facility owed by the Company to zero as of December 31, 2023.

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

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities and the scheduled amortization of unamortized issuance costs and unamortized premium, net, are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

			Unamortized	Unamortized
	Mortgage loan payable		issuance	below market debt
Year	balloon payments	Line of credit	costs, net	discount, net	Total
2025	$74,951,000	$-	$(226,000)	$(4,718,000)	$70,007,000
2026	77,445,000	-	(226,000)	(4,214,000)	73,005,000
2027	134,223,000	82,452,000	(226,000)	(3,852,000)	212,597,000
2028	182,587,000	-	(89,000)	(1,812,000)	180,686,000
2029	94,174,000	-	(62,000)	(713,000)	93,399,000
Thereafter	37,564,000	-	(41,000)	-	37,523,000
	$600,944,000	$82,452,000	$(870,000)	$(15,309,000)	$667,217,000

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

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class A Common Shares, Class I Common Shares, Class ER Common Shares, and Class S Common Shares, which are collectively referred to herein as “common shares.” The Class A, Class I, Class ER, and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share, Class ER Common Share, and Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares pursuant to our effective registration statement on any securities exchange registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof. The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2024 and December 31, 2023, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class ER, and Class S Common Shares offering price in effect for the years ended December 31, 2024 and 2023:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2023 through March 31, 2023	$28.18	$29.96	n/a	$29.20
April 1, 2023 through April 12, 2023	$27.71	$29.46	n/a	$28.72
April 13, 2023 through July 18, 2023	$27.74	$29.49	n/a	$28.75
July 19, 2023 through October 18, 2023	$27.35	$29.08	n/a	$28.34
October 19, 2023 through January 23, 2024	$27.06	$28.77	n/a	$28.04
January 24, 2024 through April 16, 2024	$26.99	$28.70	n/a	$27.97
April 17, 2024 through June 12, 2024	$27.14	$28.86	n/a	$28.12
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.97	$28.12
July 17, 2024 through October 20, 2024	$27.26	$28.98	$28.97	$28.25
October 21, 2024 through December 31, 2024	$27.29	$29.02	$28.97	$28.28

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

Except as otherwise specifically set forth above, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares. During the year ended December 31, 2024, the Company issued 258,454 Class ER Common Shares.

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. During the year ended December 31, 2024, the Company repurchased 623,800 Class I Common Shares (including the 129,593 OP Units that were exchanged for same number of Class I Common Shares) and 236,627 Class A Common Shares totaling $22.8 million under the share repurchase program. During the year ended December 31, 2023, the Company repurchased 510,114 Class I Common Shares (including the 165,847 OP Units that were exchanged for same number of Class I Common Shares) and 132,302 Class A Common Shares totaling $16.8 million under the share repurchase program. 38All shareholder requests to the Company for repurchases have been honored since the inception of the Company.

Dividend Reinvestment and Direct Share Purchase Plan

On October 19, 2023, the Trustee approved the Dividend Reinvestment and Direct Share Purchase Plan of the Company (the “DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares. During the year ended December 31, 2024, the Company issued 59,231 Class I Common Shares and 84,784 Class A Common Shares totaling $3.9 million as a result of dividends being reinvested under the DRIP. Additionally, during the year ended December 31, 2024, the Company issued 18,226 Class I Common Shares totaling $0.5 million as a result of holders of Class I common units of limited partnership interest in the Operating Partnership electing to reinvest their cash distributions from the Operating Partnership into Class I Common Shares. Furthermore, during the year ended December 31, 2024, the Company issued 862 Class I Common Shares totaling $0.1 million as a result of holders of Class ER common shareholders electing to reinvest their cash distributions from the Class ER Common Shares into Class I Common Shares. During the year ended December 31, 2023, the Company issued 6,746 Class I Common Shares and 10,653 Class A Common Shares totaling $0.5 million as a result of dividends being reinvested under the DRIP. Furthermore, during the year ended December 31, 2023, the Company issued 4,176 Class I Common Shares totaling $0.1 million as a result of holders of Class I common units of limited partnership interest in the Operating Partnership electing to reinvest their cash distributions from the Operating Partnership into Class I Common Shares.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through December 31, 2024. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the years ended December 31, 2024 and 2023:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

	December 31, 2024			December 31, 2023
	Class A	Class I	Class ER	Class A	Class I
January	$0.1449	$0.1449	n/a	$0.1449	$0.1449
February	$0.1449	$0.1449	n/a	$0.1449	$0.1449
March	$0.1449	$0.1449	n/a	$0.1449	$0.1449
April	$0.1449	$0.1449	n/a	$0.1449	$0.1449
May	$0.1449	$0.1449	n/a	$0.1449	$0.1449
June	$0.1449	$0.1449	n/a	$0.1449	$0.1449
July	$0.1449	$0.1449	n/a	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245	$1.7388	$1.7388

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.7 million and $3.5 million were declared but not yet paid as of December 31, 2024 and 2023, and have been included in distributions payable in the accompanying consolidated balance sheet. The unpaid distributions as of December 31, 2024 and 2023 were paid in cash or reinvested in the Company's common shares in January 2025 and 2024, respectively.

Noncontrolling Interests

The Operating Partnership had 8,971,374 and 8,038,944 OP Units outstanding as of December 31, 2024 and 2023, respectively. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for shares of the class corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of common shares. During the years ended December 31, 2024 and 2023, 129,593 and 165,847 OP Units, respectively, were exchanged for the same number of Class I Common Shares. No Class A 721 OP Units were redeemed during the year ended December 31, 2024.

On November 19, 2024, the Company, through the Operating Partnership, acquired 23 properties for a total purchase price of $118.3 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Code prior to the merger and was previously managed by the Sponsor on behalf of investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 1,060,023 OP Units totaling $29.6 million.

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

See Note 10. Related and Affiliated Party Transactions for more details regarding ExchangeRight’s ownership activity in the Operating Partnership.

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

The Company acquired properties from unaffiliated entities not managed by the Sponsor on December 17, 2024, May 30, 2024, and March 31, 2023. As outlined in the asset management agreement, the Company paid a 1% acquisition fee on these property acquisitions totaling $0.1 million and $22,000 to ExchangeRight during the years ended December 31, 2024 and 2023, respectively. The acquisition fees were included as part of the purchase price consideration for these related acquisitions.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offering of the common shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class ER and Class S Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.7 million and $0.6 million were included in total equity for the years ended December 31, 2024 and 2023, respectively, for which the Company was obligated to pay the Sponsor. As of December 31, 2024, the Company is obligated to pay the Sponsor for organization and offering costs in the amount of $20,000, which are included in due to affiliates in the accompanying consolidated balance sheet.

In addition, Class A and Class ER Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $1.2 million and $1.5 million and were included in total equity for the years ended December 31, 2024 and 2023, respectively. Furthermore, OP Units incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.6 million and $0.5 million which were included in total equity for the years ended December 31, 2024 and 2023, respectively.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2024 and 2023, respectively, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owned 77,308 OP Units as of December 31, 2024 and 2023, respectively.

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

There was no performance participation earned or paid during the years ended December 31, 2024 or 2023.

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

December 31, 2024

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

Asset management and property management fees for the years ended December 31, 2024 and 2023 were as follows:

	Years ended December 31,
	2024	2023
Asset management fees (a)	$471,000	$1,359,000
Property management fees (b)	$588,000	$723,000

(a) Asset management fees are net of $1.5 million and $0.4 million in fee waivers for the years ended December 31, 2024 and 2023, respectively, which were irrevocably waived by the asset manager.

(b) Property management fees are net of $0.2 million in fee waivers for the years ended December 31, 2024, which were irrevocably waived by the property manager. No property management fees were waived during the year ended December 31, 2023.

Asset management fees and property management fees were paid in full as of December 31, 2024 and 2023, respectively.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic income (loss) EPS is the same as diluted income (loss) EPS for the years ended December 31, 2024 and 2023, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2024 and 2023, respectively:

	Years ended December 31,
	2024	2023
Numerator
Net income (loss)	$4,176,000	$(1,678,000)
Net (income) loss attributable to noncontrolling interests	(1,394,000)	562,000
Net income (loss) attributable to common shareholders, basic and diluted	$2,782,000	$(1,116,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,137,393	15,288,881

Net income (loss) per common share attributable to common shareholders, basic and diluted	$0.17	$(0.07)

Note 12. Subsequent Events

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2024

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or additional disclosure in, the Company’s consolidated financial statements, other than those disclosed throughout this report and below.

Common Share Activity

The Company issued 28,839 Class A Common Shares, 97,336 Class I Common Shares (excluding the 22,718 OP Units that were exchanged for same number of Class I Common Shares discussed below) and 211,193 Class ER Common Shares totaling $9.6 million in proceeds from January 1, 2025 through the date of issuance of this report.

The Company repurchased 118,678 Class A Common Shares totaling $3.1 million and 267,003 Class I Common Shares totaling $7.1 million from January 1, 2025 through the date of issuance of this report. Additionally, 22,718 OP Units were exchanged for the same number of Class I Common Shares from January 1, 2025 through the date of issuance of this report.

On January 31, 2025, the Company declared distributions in the amount of $0.1449 per share for each class of its outstanding Common Shares and OP Units. The distributions for each class of Common Shares and OP Units were payable to shareholders of record immediately following the close of business on January 31, 2025 and were settled in cash or the issuance of Class A Common Shares and Class I Common Shares on February 15, 2025.

The Company adjusted the offering price of its common shares effective January 24, 2025 as follows:

	Offering price
Effective date	Class I	Class A	Class S
January 24, 2025	$27.37	$29.10	$28.36

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Pleasant Grove, AL	2019	(1)	$119,000	$1,212,000	$-	$119,000	$1,212,000	$1,331,000	$216,000
Geismar, LA	2019	(1)	1,224,000	4,112,000	-	1,224,000	4,112,000	5,336,000	632,000
Waterloo, IA	2019	(1)	413,000	975,000	-	413,000	975,000	1,388,000	183,000
San Antonio, TX	2019	(1)	496,000	898,000	-	496,000	898,000	1,394,000	157,000
Pleasant Prairie, WI	2019	(1)	1,319,000	3,735,000	-	1,319,000	3,735,000	5,054,000	597,000
Grafton, WI	2019	(1)	1,196,000	4,448,000	-	1,196,000	4,448,000	5,644,000	697,000
Houston, TX	2019	(2)	282,000	1,430,000	-	282,000	1,430,000	1,712,000	236,000
Oklahoma City, OK	2019	(2)	340,000	1,073,000	-	340,000	1,073,000	1,413,000	182,000
Chicago, IL	2019	(2)	558,000	1,165,000	14,000	558,000	1,179,000	1,737,000	210,000
Memphis, TN	2019	(2)	579,000	890,000	20,000	579,000	910,000	1,489,000	175,000
Beaumont, TX	2019	(2)	226,000	856,000	91,000	226,000	947,000	1,173,000	220,000
Columbus, OH	2019	(2)	518,000	1,040,000	-	518,000	1,040,000	1,558,000	179,000
Commerce City, CO	2019	(2)	671,000	773,000	32,000	671,000	805,000	1,476,000	152,000
Beaumont, TX	2019	(1)	456,000	1,002,000	-	456,000	1,002,000	1,458,000	187,000
Dolton, IL	2019	(1)	963,000	2,795,000	-	963,000	2,795,000	3,758,000	482,000
Shakopee, MN	2019	(1)	5,842,000	16,278,000	-	5,842,000	16,278,000	22,120,000	2,687,000
Allentown, PA	2019	-	727,000	1,238,000	-	727,000	1,238,000	1,965,000	241,000
Denham Springs, LA	2019	-	559,000	1,385,000	-	559,000	1,385,000	1,944,000	267,000
New Iberia, LA	2019	-	85,000	1,420,000	-	85,000	1,420,000	1,505,000	239,000
Garner, NC	2019	-	846,000	1,744,000	-	846,000	1,744,000	2,590,000	296,000
Immokalee, Fl	2019	-	510,000	1,837,000	-	510,000	1,837,000	2,347,000	293,000
Indianapolis, IN	2019	-	713,000	3,787,000	-	713,000	3,787,000	4,500,000	584,000
McAdoo, PA	2019	-	236,000	1,304,000	-	236,000	1,304,000	1,540,000	242,000
Vernon, CT	2019	-	592,000	1,118,000	-	592,000	1,118,000	1,710,000	205,000
Terrytown, LA	2019	-	539,000	1,258,000	-	539,000	1,258,000	1,797,000	215,000
Indianapolis, IN	2019	-	136,000	2,575,000	-	136,000	2,575,000	2,711,000	381,000
Ceres, CA	2019	-	505,000	4,922,000	-	505,000	4,922,000	5,427,000	817,000
Harrisburg, PA	2019	-	371,000	4,526,000	-	371,000	4,526,000	4,897,000	729,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
North Windham, CT	2019	-	$677,000	$4,628,000	$-	$677,000	$4,628,000	$5,305,000	$729,000
Heath, OH	2019	(3)	304,000	783,000	47,000	304,000	830,000	1,134,000	159,000
Greenville, SC	2019	(3)	206,000	1,317,000	-	206,000	1,317,000	1,523,000	210,000
Steubenville, OH	2019	(3)	189,000	1,752,000	-	189,000	1,752,000	1,941,000	270,000
Hickory, NC	2019	(3)	298,000	1,320,000	-	298,000	1,320,000	1,618,000	222,000
Gastonia, NC	2019	(3)	211,000	1,309,000	-	211,000	1,309,000	1,520,000	224,000
Denham Springs, LA	2019	(3)	240,000	1,523,000	-	240,000	1,523,000	1,763,000	236,000
Hammond, LA	2019	(3)	304,000	1,372,000	-	304,000	1,372,000	1,676,000	218,000
Alorton, IL	2019	(3)	159,000	1,204,000	-	159,000	1,204,000	1,363,000	203,000
Dupo, IL	2019	(3)	161,000	1,132,000	-	161,000	1,132,000	1,293,000	191,000
Hickory, NC	2019	(3)	339,000	1,420,000	-	339,000	1,420,000	1,759,000	235,000
Cincinnati, OH	2019	(3)	282,000	1,410,000	-	282,000	1,410,000	1,692,000	237,000
Hamilton, OH	2019	(3)	340,000	1,647,000	-	340,000	1,647,000	1,987,000	270,000
Baton Rouge, LA	2019	(3)	410,000	1,232,000	-	410,000	1,232,000	1,642,000	201,000
Nashville, TN	2019	(3)	399,000	4,585,000	-	399,000	4,585,000	4,984,000	653,000
Hamilton, OH	2019	(3)	1,819,000	11,247,000	-	1,819,000	11,247,000	13,066,000	1,781,000
Belvidere, IL	2019	(3)	277,000	1,036,000	-	277,000	1,036,000	1,313,000	177,000
Freeport, IL	2019	(3)	107,000	1,258,000	-	107,000	1,258,000	1,365,000	218,000
Woods Cross, UT	2019	(3)	482,000	4,521,000	-	482,000	4,521,000	5,003,000	697,000
Fort Worth, TX	2019	(3)	735,000	5,836,000	-	735,000	5,836,000	6,571,000	825,000
Reynoldsburg, OH	2020	-	276,000	877,000	40,000	276,000	917,000	1,193,000	162,000
Mission, TX	2020	-	377,000	1,175,000	-	377,000	1,175,000	1,552,000	157,000
Greenville, SC	2020	-	367,000	971,000	-	367,000	971,000	1,338,000	137,000
Abilene, TX	2020	-	195,000	1,173,000	-	195,000	1,173,000	1,368,000	159,000
Laredo, TX	2020	-	264,000	1,434,000	-	264,000	1,434,000	1,698,000	195,000
Edinburg, TX	2020	-	93,000	1,268,000	-	93,000	1,268,000	1,361,000	166,000
Columbia, SC	2020	-	747,000	789,000	22,000	747,000	811,000	1,558,000	124,000
Phoenix, AZ	2020	-	349,000	1,384,000	(264,000)	349,000	1,120,000	1,469,000	183,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Houston, TX	2020	(4)	$516,000	$1,419,000	$-	$516,000	$1,419,000	$1,935,000	$176,000
Gadsden, AL	2020	(4)	1,123,000	3,703,000	-	1,123,000	3,703,000	4,826,000	475,000
Superior, WI	2020	(4)	418,000	1,117,000	125,000	418,000	1,242,000	1,660,000	167,000
Walbridge, OH	2020	(4)	21,000	1,059,000	-	21,000	1,059,000	1,080,000	154,000
Knoxville, TN	2020	(4)	284,000	1,073,000	-	284,000	1,073,000	1,357,000	157,000
Dothan, AL	2020	(4)	273,000	1,178,000	-	273,000	1,178,000	1,451,000	169,000
Knoxville, TN	2020	(4)	342,000	1,198,000	-	342,000	1,198,000	1,540,000	172,000
Plainville, CT	2020	(4)	482,000	1,454,000	-	482,000	1,454,000	1,936,000	210,000
Lafayette, LA	2020	(4)	337,000	1,121,000	-	337,000	1,121,000	1,458,000	154,000
Scott, LA	2020	(4)	282,000	1,032,000	-	282,000	1,032,000	1,314,000	146,000
Lafayette, LA	2020	(4)	408,000	984,000	-	408,000	984,000	1,392,000	141,000
Franklin, WI	2020	(4)	1,217,000	4,813,000	24,000	1,217,000	4,837,000	6,054,000	781,000
Madison, WI	2020	(4)	349,000	1,440,000	-	349,000	1,440,000	1,789,000	190,000
Arlington, TX	2020	(4)	485,000	655,000	-	485,000	655,000	1,140,000	101,000
Naples, FL	2020	(4)	440,000	389,000	-	440,000	389,000	829,000	63,000
Sherman, TX	2020	(4)	140,000	943,000	16,000	140,000	959,000	1,099,000	144,000
Shreveport, LA	2020	(4)	192,000	870,000	-	192,000	870,000	1,062,000	122,000
Chillicothe, OH	2020	(4)	598,000	2,509,000	25,000	598,000	2,534,000	3,132,000	396,000
Fairfield, OH	2020	(4)	483,000	6,232,000	-	483,000	6,232,000	6,715,000	737,000
Panama City, FL	2020	(4)	1,882,000	3,992,000	-	1,882,000	3,992,000	5,874,000	501,000
Fort Wayne, IN	2020	(2)	199,000	1,108,000	-	199,000	1,108,000	1,307,000	169,000
Fort Wayne, IN	2020	(2)	1,000,000	6,723,000	-	1,000,000	6,723,000	7,723,000	995,000
Farmington, MI	2020	(2)	1,276,000	8,114,000	-	1,276,000	8,114,000	9,390,000	1,117,000
Huntsville, AL	2020	(2)	1,901,000	10,502,000	-	1,901,000	10,502,000	12,403,000	1,261,000
Las Vegas, NV	2020	(2)	2,544,000	7,960,000	-	2,544,000	7,960,000	10,504,000	921,000
Greenville, NC	2020	(2)	2,166,000	5,619,000	-	2,166,000	5,619,000	7,785,000	724,000
Kingston, PA	2021	(5)	353,000	5,877,000	-	353,000	5,877,000	6,230,000	628,000
Eau Claire, WI	2021	(6)	352,000	2,234,000	-	352,000	2,234,000	2,586,000	293,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Chicago, IL	2021	(6)	$359,000	$819,000	$-	$359,000	$819,000	$1,178,000	$98,000
Birmingham, AL	2021	(6)	211,000	1,370,000	-	211,000	1,370,000	1,581,000	174,000
Huntsville, TX	2021	(6)	141,000	1,515,000	-	141,000	1,515,000	1,656,000	185,000
Huntsville, TX	2021	(6)	144,000	1,468,000	-	144,000	1,468,000	1,612,000	180,000
Birmingham, AL	2021	(6)	158,000	1,237,000	-	158,000	1,237,000	1,395,000	156,000
Slidell, LA	2021	(6)	469,000	1,919,000	-	469,000	1,919,000	2,388,000	226,000
Rockford, IL	2021	(6)	276,000	1,121,000	-	276,000	1,121,000	1,397,000	141,000
Sumter, SC	2021	(6)	273,000	4,879,000	-	273,000	4,879,000	5,152,000	541,000
El Paso, TX	2021	(6)	404,000	4,476,000	-	404,000	4,476,000	4,880,000	470,000
Dallas, TX	2021	(6)	687,000	2,468,000	-	687,000	2,468,000	3,155,000	263,000
Iowa City, IA	2021	(6)	770,000	1,030,000	-	770,000	1,030,000	1,800,000	147,000
South Holland, IL	2021	(6)	219,000	1,320,000	-	219,000	1,320,000	1,539,000	171,000
Laplace, LA	2021	(6)	644,000	3,599,000	-	644,000	3,599,000	4,243,000	439,000
Chicago, IL	2021	(6)	1,894,000	5,423,000	-	1,894,000	5,423,000	7,317,000	612,000
Montgomery, AL	2021	(6)	294,000	5,387,000	-	294,000	5,387,000	5,681,000	599,000
Naperville, IL	2021	(6)	1,564,000	4,474,000	-	1,564,000	4,474,000	6,038,000	529,000
Hutchinson, KS	2021	-	239,000	1,068,000	-	239,000	1,068,000	1,307,000	130,000
Anderson, IN	2021	-	264,000	638,000	-	264,000	638,000	902,000	101,000
Cincinnati, OH	2021	-	872,000	753,000	-	872,000	753,000	1,625,000	137,000
Norton Shores, MI	2021	-	270,000	852,000	-	270,000	852,000	1,122,000	119,000
Shreveport, LA	2021	-	372,000	841,000	-	372,000	841,000	1,213,000	126,000
Houston, TX	2021	-	317,000	1,262,000	-	317,000	1,262,000	1,579,000	150,000
Phoenix, AZ	2021	-	525,000	1,387,000	26,000	525,000	1,413,000	1,938,000	170,000
Everman, TX	2021	-	404,000	920,000	-	404,000	920,000	1,324,000	134,000
Alsip, IL	2021	-	537,000	1,283,000	55,000	537,000	1,338,000	1,875,000	183,000
Roanoke, VA	2021	-	236,000	1,454,000	-	236,000	1,454,000	1,690,000	169,000
Cranston, RI	2021	(5)	143,000	1,751,000	-	143,000	1,751,000	1,894,000	218,000
Brook Park, OH	2021	(7)	215,000	483,000	-	215,000	483,000	698,000	108,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Brook Park, OH	2021	(7)	$1,823,000	$10,413,000	$-	$1,823,000	$10,413,000	$12,236,000	$1,305,000
Birmingham, AL	2021	(5)	2,565,000	12,189,000	-	2,565,000	12,189,000	14,754,000	1,365,000
Atco, NJ	2021	-	184,000	1,191,000	-	184,000	1,191,000	1,375,000	142,000
Palos Heights, IL	2021	(7)	840,000	7,050,000	-	840,000	7,050,000	7,890,000	700,000
Blue Island, IL	2021	(7)	734,000	5,837,000	-	734,000	5,837,000	6,571,000	612,000
Andover, MA	2021	(5)	3,351,000	48,303,000	-	3,351,000	48,303,000	51,654,000	4,437,000
Norcross, GA	2021	(8)	648,000	1,566,000	-	648,000	1,566,000	2,214,000	160,000
Mokena, IL	2021	(8)	788,000	1,426,000	-	788,000	1,426,000	2,214,000	146,000
Bolingbrook, IL	2021	(8)	511,000	6,173,000	-	511,000	6,173,000	6,684,000	564,000
Sugar Creek, MO	2021	(8)	286,000	1,227,000	183,000	286,000	1,410,000	1,696,000	160,000
Baton Rouge, LA	2021	(8)	197,000	1,377,000	-	197,000	1,377,000	1,574,000	141,000
Hammond, LA	2021	(8)	366,000	1,334,000	-	366,000	1,334,000	1,700,000	136,000
Saint Amant, LA	2021	(8)	452,000	1,292,000	-	452,000	1,292,000	1,744,000	140,000
Goshen, IN	2021	(8)	169,000	1,286,000	-	169,000	1,286,000	1,455,000	141,000
Gadsden, AL	2021	(8)	312,000	1,652,000	-	312,000	1,652,000	1,964,000	164,000
Baton Rouge, LA	2021	(8)	168,000	1,033,000	-	168,000	1,033,000	1,201,000	112,000
St. Louis, MO	2021	(8)	501,000	3,798,000	-	501,000	3,798,000	4,299,000	346,000
Skokie, IL	2021	(8)	2,763,000	3,765,000	-	2,763,000	3,765,000	6,528,000	407,000
Brunswick, GA	2021	(8)	1,185,000	6,902,000	13,000	1,185,000	6,915,000	8,100,000	700,000
Indianapolis, IN	2021	(8)	846,000	4,442,000	43,000	846,000	4,485,000	5,331,000	478,000
Arlington, TX	2021	(8)	1,110,000	3,666,000	-	1,110,000	3,666,000	4,776,000	337,000
Independence, MO	2021	(8)	798,000	4,816,000	111,000	798,000	4,927,000	5,725,000	473,000
Braselton, GA	2021	-	583,000	2,090,000	-	583,000	2,090,000	2,673,000	198,000
Kenosha, WI	2021	-	463,000	1,323,000	-	463,000	1,323,000	1,786,000	138,000
Carpentersville, IL	2021	-	478,000	950,000	-	478,000	950,000	1,428,000	97,000
Columbus, GA	2021	-	375,000	1,130,000	-	375,000	1,130,000	1,505,000	124,000
Auburn, AL	2021	-	757,000	1,147,000	-	757,000	1,147,000	1,904,000	120,000
Palm Harbor, FL	2021	-	553,000	1,249,000	14,000	553,000	1,263,000	1,816,000	131,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Summit, IL	2021	-	$195,000	$780,000	$-	$195,000	$780,000	$975,000	$108,000
Birmingham, AL	2021	-	332,000	1,348,000	-	332,000	1,348,000	1,680,000	141,000
Dallas, TX	2021	-	116,000	766,000	-	116,000	766,000	882,000	107,000
Cincinnati, OH	2021	-	224,000	2,055,000	-	224,000	2,055,000	2,279,000	196,000
Greenwood, SC	2021	(5)	671,000	4,538,000	-	671,000	4,538,000	5,209,000	549,000
Sevierville, TN	2021	(7)	-	1,619,000	-	-	1,619,000	1,619,000	157,000
Sevierville, TN	2021	(7)	-	3,228,000	-	-	3,228,000	3,228,000	281,000
Sevierville, TN	2021	(7)	-	11,126,000	-	-	11,126,000	11,126,000	1,055,000
Machesney Park, IL	2022	-	577,000	1,427,000	-	577,000	1,427,000	2,004,000	139,000
Beverly Hills, FL	2022	-	614,000	4,278,000	-	614,000	4,278,000	4,892,000	373,000
Richmond, VA	2022	-	352,000	1,016,000	-	352,000	1,016,000	1,368,000	104,000
Kansas City, MO	2022	-	246,000	1,223,000	-	246,000	1,223,000	1,469,000	120,000
Ocala, FL	2022	-	378,000	1,954,000	(264,000)	378,000	1,690,000	2,068,000	175,000
Petersburg, VA	2022	-	216,000	1,321,000	-	216,000	1,321,000	1,537,000	132,000
Tulsa, OK	2022	-	341,000	943,000	-	341,000	943,000	1,284,000	109,000
Bethany, OK	2022	-	207,000	1,469,000	-	207,000	1,469,000	1,676,000	132,000
Danville, VA	2022	-	228,000	1,583,000	302,000	228,000	1,885,000	2,113,000	169,000
Raleigh, NC	2022	-	548,000	1,035,000	-	548,000	1,035,000	1,583,000	115,000
St. Augustine, FL	2022	-	399,000	1,276,000	-	399,000	1,276,000	1,675,000	114,000
Normal, IL	2022	(9)	170,000	1,231,000	-	170,000	1,231,000	1,401,000	117,000
St. Louis, MO	2022	(9)	196,000	778,000	212,000	196,000	990,000	1,186,000	113,000
Zion, IL	2022	(9)	428,000	831,000	51,000	428,000	882,000	1,310,000	110,000
Evansville, IN	2022	(9)	97,000	1,356,000	-	97,000	1,356,000	1,453,000	128,000
Tampa, FL	2022	(9)	512,000	1,765,000	-	512,000	1,765,000	2,277,000	169,000
Butler, PA	2022	(9)	338,000	1,418,000	-	338,000	1,418,000	1,756,000	138,000
Washington, PA	2022	(9)	608,000	1,587,000	-	608,000	1,587,000	2,195,000	150,000
Leesport, PA	2022	(9)	399,000	1,117,000	-	399,000	1,117,000	1,516,000	114,000
Baton Rouge, LA	2022	(9)	229,000	1,178,000	-	229,000	1,178,000	1,407,000	110,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Jermyn, PA	2022	(9)	$142,000	$1,490,000	$-	$142,000	$1,490,000	$1,632,000	$140,000
Baton Rouge, LA	2022	(9)	101,000	1,134,000	-	101,000	1,134,000	1,235,000	105,000
Mansfield, TX	2022	(9)	1,134,000	6,930,000	-	1,134,000	6,930,000	8,064,000	603,000
Peoria, IL	2022	(9)	399,000	1,397,000	-	399,000	1,397,000	1,796,000	124,000
Kuna, ID	2022	(9)	722,000	3,896,000	-	722,000	3,896,000	4,618,000	358,000
Royse City, TX	2022	(9)	1,238,000	4,173,000	-	1,238,000	4,173,000	5,411,000	359,000
Baytown, TX	2022	(9)	814,000	3,039,000	-	814,000	3,039,000	3,853,000	263,000
St. Louis, MO	2022	(9)	1,950,000	5,005,000	-	1,950,000	5,005,000	6,955,000	422,000
North Ridgeville, OH	2022	(9)	407,000	5,545,000	-	407,000	5,545,000	5,952,000	466,000
Hammond, IN	2022	(9)	1,311,000	3,366,000	-	1,311,000	3,366,000	4,677,000	315,000
San Angelo, TX	2022	-	125,000	1,103,000	-	125,000	1,103,000	1,228,000	104,000
Tampa, FL	2022	-	233,000	1,723,000	-	233,000	1,723,000	1,956,000	155,000
Bessemer, AL	2022	-	1,035,000	4,939,000	-	1,035,000	4,939,000	5,974,000	391,000
Birmingham, AL	2022	-	298,000	1,232,000	-	298,000	1,232,000	1,530,000	114,000
Cleveland, OH	2022	-	233,000	1,036,000	-	233,000	1,036,000	1,269,000	112,000
Cuyahoga Falls, OH	2022	-	377,000	1,059,000	-	377,000	1,059,000	1,436,000	109,000
Gulfport, MS	2022	-	209,000	1,338,000	-	209,000	1,338,000	1,547,000	122,000
Lakeland, FL	2022	-	139,000	1,585,000	-	139,000	1,585,000	1,724,000	139,000
Davenport, IA	2022	-	168,000	1,123,000	166,000	168,000	1,289,000	1,457,000	113,000
Oklahoma City, OK	2022	-	484,000	1,181,000	-	484,000	1,181,000	1,665,000	111,000
Cleveland, OH	2022	-	292,000	1,291,000	-	292,000	1,291,000	1,583,000	119,000
Denham Springs, LA	2022	-	652,000	3,204,000	15,000	652,000	3,219,000	3,871,000	284,000
Travelers Rest, SC	2022	(10)	284,000	1,012,000	-	284,000	1,012,000	1,296,000	95,000
Columbia, SC	2022	(10)	194,000	1,292,000	-	194,000	1,292,000	1,486,000	119,000
Denham Springs, LA	2022	(10)	143,000	1,466,000	-	143,000	1,466,000	1,609,000	118,000
Zanesville, OH	2022	(10)	178,000	1,349,000	-	178,000	1,349,000	1,527,000	117,000
Norton, OH	2022	(10)	187,000	1,365,000	-	187,000	1,365,000	1,552,000	120,000
Belleville, IL	2022	(10)	226,000	1,175,000	-	226,000	1,175,000	1,401,000	106,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Aiken, SC	2022	(10)	$176,000	$1,183,000	$-	$176,000	$1,183,000	$1,359,000	$105,000
Walker, LA	2022	(10)	175,000	1,988,000	-	175,000	1,988,000	2,163,000	160,000
Grafton, WI	2022	(10)	1,000,000	2,602,000	-	1,000,000	2,602,000	3,602,000	246,000
Sun Prairie, WI	2022	(10)	232,000	565,000	-	232,000	565,000	797,000	56,000
West Bend, WI	2022	(10)	2,273,000	15,811,000	-	2,273,000	15,811,000	18,084,000	1,196,000
Conway, SC	2022	(10)	996,000	4,256,000	-	996,000	4,256,000	5,252,000	357,000
Staunton, VA	2022	(10)	564,000	4,889,000	-	564,000	4,889,000	5,453,000	384,000
Columbia, SC	2022	(10)	2,093,000	2,968,000	-	2,093,000	2,968,000	5,061,000	235,000
Blacklick, OH	2022	(10)	2,141,000	2,652,000	-	2,141,000	2,652,000	4,793,000	227,000
Waukesha, WI	2022	(10)	1,342,000	4,990,000	12,000	1,342,000	5,002,000	6,344,000	397,000
Chicago, IL	2022	(11)	378,000	1,703,000	-	378,000	1,703,000	2,081,000	124,000
Richmond, IN	2022	(11)	239,000	2,445,000	-	239,000	2,445,000	2,684,000	203,000
Baton Rouge, LA	2022	(11)	114,000	1,677,000	-	114,000	1,677,000	1,791,000	126,000
Altoona, PA	2022	(11)	203,000	1,402,000	-	203,000	1,402,000	1,605,000	114,000
Elizabeth, PA	2022	(11)	345,000	1,448,000	-	345,000	1,448,000	1,793,000	134,000
Fayetteville, NC	2022	(11)	189,000	1,200,000	-	189,000	1,200,000	1,389,000	104,000
Panama City, FL	2022	(11)	575,000	1,477,000	-	575,000	1,477,000	2,052,000	126,000
Odessa, TX	2022	(11)	104,000	1,316,000	-	104,000	1,316,000	1,420,000	107,000
Bethlehem, PA	2022	(11)	492,000	3,400,000	-	492,000	3,400,000	3,892,000	251,000
Fort Wayne, IN	2022	(11)	2,038,000	4,176,000	239,000	2,038,000	4,415,000	6,453,000	509,000
Jerome, IL	2022	(11)	341,000	2,058,000	-	341,000	2,058,000	2,399,000	164,000
Collinsville, OK	2022	(11)	893,000	3,021,000	-	893,000	3,021,000	3,914,000	251,000
Meraux, LA	2022	(11)	820,000	3,037,000	-	820,000	3,037,000	3,857,000	253,000
League City, TX	2022	(11)	1,392,000	3,768,000	-	1,392,000	3,768,000	5,160,000	278,000
Chicago, IL	2022	(11)	1,478,000	4,104,000	-	1,478,000	4,104,000	5,582,000	300,000
Chicago, IL	2022	(11)	1,107,000	5,724,000	-	1,107,000	5,724,000	6,831,000	399,000
Ocala, FL	2022	(11)	1,600,000	2,038,000	151,000	1,600,000	2,189,000	3,789,000	185,000
Beavercreek, OH	2022	(12)	776,000	1,282,000	-	776,000	1,282,000	2,058,000	105,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
El Paso, TX	2022	(12)	$396,000	$1,766,000	$-	$396,000	$1,766,000	$2,162,000	$132,000
Rome, GA	2022	(12)	408,000	2,283,000	-	408,000	2,283,000	2,691,000	184,000
Fairborn, OH	2022	(12)	315,000	1,492,000	-	315,000	1,492,000	1,807,000	118,000
San Angelo, TX	2022	(12)	515,000	898,000	-	515,000	898,000	1,413,000	78,000
Xenia, OH	2022	(12)	457,000	1,826,000	-	457,000	1,826,000	2,283,000	150,000
Trotwood, OH	2022	(12)	46,000	1,444,000	-	46,000	1,444,000	1,490,000	118,000
Rosenberg, TX	2022	(12)	115,000	1,415,000	-	115,000	1,415,000	1,530,000	113,000
Mableton, GA	2022	(12)	210,000	1,442,000	-	210,000	1,442,000	1,652,000	120,000
Nashville, TN	2022	(12)	810,000	1,182,000	-	810,000	1,182,000	1,992,000	112,000
Johnson City, TN	2022	(12)	241,000	1,253,000	-	241,000	1,253,000	1,494,000	108,000
Lakeland, FL	2022	(12)	481,000	1,544,000	-	481,000	1,544,000	2,025,000	126,000
Chicago, IL	2022	(12)	582,000	5,399,000	-	582,000	5,399,000	5,981,000	358,000
Lithonia, GA	2022	(12)	465,000	1,900,000	-	465,000	1,900,000	2,365,000	153,000
Warner Robins, GA	2022	(12)	2,526,000	4,872,000	-	2,526,000	4,872,000	7,398,000	403,000
Rockford, IL	2022	(12)	1,029,000	1,521,000	-	1,029,000	1,521,000	2,550,000	175,000
Woodstock, IL	2022	(12)	288,000	1,274,000	-	288,000	1,274,000	1,562,000	114,000
Gastonia, NC	2022	(12)	272,000	3,195,000	-	272,000	3,195,000	3,467,000	223,000
Gainesville, FL	2022	(12)	1,968,000	3,408,000	-	1,968,000	3,408,000	5,376,000	254,000
Houston, TX	2022	(12)	1,106,000	3,719,000	-	1,106,000	3,719,000	4,825,000	269,000
Franklin, TN	2022	(12)	1,903,000	2,849,000	-	1,903,000	2,849,000	4,752,000	231,000
Dalton, GA	2022	(13)	534,000	1,282,000	-	534,000	1,282,000	1,816,000	105,000
New Bern, NC	2022	(13)	275,000	1,011,000	-	275,000	1,011,000	1,286,000	86,000
Superior, WI	2022	(13)	258,000	1,626,000	-	258,000	1,626,000	1,884,000	124,000
Las Vegas, NV	2022	(13)	762,000	5,811,000	-	762,000	5,811,000	6,573,000	417,000
Gretna, LA	2022	(13)	576,000	1,389,000	-	576,000	1,389,000	1,965,000	116,000
Douglasville, GA	2022	(13)	150,000	1,449,000	-	150,000	1,449,000	1,599,000	127,000
Mobile, AL	2022	(13)	257,000	1,088,000	-	257,000	1,088,000	1,345,000	84,000
Sumter, SC	2022	(13)	216,000	1,041,000	-	216,000	1,041,000	1,257,000	93,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Shreveport, LA	2022	(13)	$324,000	$1,116,000	$-	$324,000	$1,116,000	$1,440,000	$96,000
Shreveport, LA	2022	(13)	389,000	1,437,000	-	389,000	1,437,000	1,826,000	112,000
Cocoa, FL	2022	(13)	501,000	1,440,000	-	501,000	1,440,000	1,941,000	120,000
Lawrenceville, GA	2022	(13)	1,588,000	5,995,000	13,000	1,588,000	6,008,000	7,596,000	496,000
Bloomington, IL	2022	(13)	353,000	1,371,000	-	353,000	1,371,000	1,724,000	110,000
Morton, IL	2022	(13)	237,000	1,434,000	-	237,000	1,434,000	1,671,000	124,000
Decatur, IL	2022	(13)	158,000	1,012,000	-	158,000	1,012,000	1,170,000	87,000
Winston-Salem, NC	2022	(13)	611,000	1,359,000	-	611,000	1,359,000	1,970,000	102,000
Lawrenceville, GA	2022	(13)	1,844,000	4,615,000	-	1,844,000	4,615,000	6,459,000	330,000
Eau Claire, WI	2022	(14)	316,000	1,398,000	-	316,000	1,398,000	1,714,000	109,000
Mount Joy, PA	2022	(14)	456,000	1,415,000	-	456,000	1,415,000	1,871,000	112,000
Natrona Heights, PA	2022	(14)	440,000	1,485,000	-	440,000	1,485,000	1,925,000	114,000
Clarksville, TN	2022	(14)	517,000	1,421,000	-	517,000	1,421,000	1,938,000	103,000
San Antonio, TX	2022	(14)	223,000	1,126,000	259,000	223,000	1,385,000	1,608,000	90,000
Spring Hill, TN	2022	(14)	761,000	1,296,000	-	761,000	1,296,000	2,057,000	97,000
Sumter, SC	2022	(14)	233,000	632,000	-	233,000	632,000	865,000	59,000
Houston, TX	2022	(14)	848,000	3,712,000	-	848,000	3,712,000	4,560,000	245,000
Boiling Springs, SC	2022	(14)	142,000	1,263,000	-	142,000	1,263,000	1,405,000	100,000
Burlington, NC	2022	(14)	734,000	1,708,000	-	734,000	1,708,000	2,442,000	146,000
Conway, AR	2022	(14)	288,000	1,166,000	-	288,000	1,166,000	1,454,000	91,000
Fort Smith, AR	2022	(14)	143,000	1,167,000	-	143,000	1,167,000	1,310,000	98,000
Marion, OH	2022	(14)	132,000	1,217,000	-	132,000	1,217,000	1,349,000	102,000
Pensacola, FL	2022	(14)	743,000	976,000	-	743,000	976,000	1,719,000	87,000
Pine Bluff, AR	2022	(14)	201,000	1,192,000	-	201,000	1,192,000	1,393,000	106,000
Sheffield Lake, OH	2022	(14)	295,000	1,094,000	-	295,000	1,094,000	1,389,000	91,000
Toledo, OH	2022	(14)	94,000	1,423,000	-	94,000	1,423,000	1,517,000	110,000
Statesville, NC	2022	(14)	1,731,000	5,285,000	-	1,731,000	5,285,000	7,016,000	429,000
Kenosha, WI	2022	(14)	175,000	1,344,000	-	175,000	1,344,000	1,519,000	124,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Racine, WI	2022	(14)	$188,000	$1,340,000	$-	$188,000	$1,340,000	$1,528,000	$106,000
Avon, OH	2022	(14)	699,000	836,000	34,000	699,000	870,000	1,569,000	83,000
Kenosha, WI	2022	(14)	376,000	1,512,000	-	376,000	1,512,000	1,888,000	118,000
Gillette, WY	2022	(15)	576,000	1,540,000	52,000	576,000	1,592,000	2,168,000	130,000
Mandeville, LA	2022	(15)	296,000	1,307,000	-	296,000	1,307,000	1,603,000	98,000
Warren, OH	2022	(15)	154,000	1,204,000	-	154,000	1,204,000	1,358,000	101,000
Amherst, OH	2022	(15)	205,000	1,329,000	-	205,000	1,329,000	1,534,000	110,000
Harvey, LA	2022	(15)	918,000	1,876,000	-	918,000	1,876,000	2,794,000	147,000
Louisville, OH	2022	(15)	214,000	1,283,000	-	214,000	1,283,000	1,497,000	110,000
Reynoldsburg, OH	2022	(15)	193,000	1,307,000	-	193,000	1,307,000	1,500,000	110,000
Hammond, IN	2022	(15)	187,000	2,486,000	-	187,000	2,486,000	2,673,000	178,000
Belpre, OH	2022	(15)	440,000	4,338,000	-	440,000	4,338,000	4,778,000	295,000
Chicago, IL	2022	(15)	746,000	3,680,000	-	746,000	3,680,000	4,426,000	252,000
Birmingham, AL	2022	(15)	1,337,000	5,893,000	-	1,337,000	5,893,000	7,230,000	473,000
McHenry, IL	2022	(15)	225,000	1,278,000	-	225,000	1,278,000	1,503,000	119,000
Crystal Lake, IL	2022	(15)	126,000	1,446,000	-	126,000	1,446,000	1,572,000	113,000
Knoxville, TN	2022	(15)	566,000	1,098,000	-	566,000	1,098,000	1,664,000	89,000
Chesapeake, VA	2022	(15)	1,063,000	3,765,000	-	1,063,000	3,765,000	4,828,000	264,000
Scott, LA	2022	(15)	762,000	3,097,000	17,000	762,000	3,114,000	3,876,000	242,000
Hollywood, MD	2022	(15)	515,000	4,563,000	-	515,000	4,563,000	5,078,000	322,000
Yorktown, VA	2022	(15)	2,940,000	3,254,000	-	2,940,000	3,254,000	6,194,000	245,000
Huber Heights, OH	2022	(15)	1,143,000	1,205,000	-	1,143,000	1,205,000	2,348,000	143,000
Valrico, FL	2022	(15)	1,941,000	2,167,000	-	1,941,000	2,167,000	4,108,000	182,000
Burleson, TX	2022	(16)	549,000	1,343,000	-	549,000	1,343,000	1,892,000	95,000
Greensboro, NC	2022	(16)	344,000	810,000	-	344,000	810,000	1,154,000	71,000
Milwaukee, WI	2022	(16)	373,000	1,466,000	-	373,000	1,466,000	1,839,000	97,000
Johnson City, TN	2022	(16)	258,000	803,000	-	258,000	803,000	1,061,000	65,000
Spartanburg, SC	2022	(16)	479,000	3,515,000	-	479,000	3,515,000	3,994,000	249,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Byron, GA	2022	(16)	$99,000	$1,099,000	$-	$99,000	$1,099,000	$1,198,000	$88,000
Lubbock, TX	2022	(16)	216,000	1,060,000	-	216,000	1,060,000	1,276,000	89,000
Tallahassee, FL	2022	(16)	244,000	1,510,000	-	244,000	1,510,000	1,754,000	121,000
Valdosta, GA	2022	(16)	321,000	1,504,000	-	321,000	1,504,000	1,825,000	113,000
Alexandria, LA	2022	(16)	131,000	1,117,000	-	131,000	1,117,000	1,248,000	82,000
Jacksonville, FL	2022	(16)	472,000	1,017,000	-	472,000	1,017,000	1,489,000	85,000
Chalmette, LA	2022	(16)	326,000	930,000	19,000	326,000	949,000	1,275,000	78,000
Myrtle Beach, SC	2022	(16)	417,000	1,065,000	-	417,000	1,065,000	1,482,000	78,000
Ruston, LA	2022	(16)	384,000	1,525,000	-	384,000	1,525,000	1,909,000	113,000
West Monroe, LA	2022	(16)	367,000	1,461,000	-	367,000	1,461,000	1,828,000	105,000
Beloit, WI	2022	(16)	47,000	1,147,000	-	47,000	1,147,000	1,194,000	80,000
Janesville, WI	2022	(16)	187,000	1,286,000	-	187,000	1,286,000	1,473,000	103,000
Chattanooga, TN	2022	(16)	237,000	896,000	-	237,000	896,000	1,133,000	75,000
Slidell, LA	2022	(16)	349,000	804,000	-	349,000	804,000	1,153,000	62,000
Jacksonville, NC	2022	(16)	745,000	3,453,000	-	745,000	3,453,000	4,198,000	221,000
Johnson City, TN	2022	(16)	705,000	2,290,000	-	705,000	2,290,000	2,995,000	177,000
West Haven, UT	2022	(16)	515,000	4,152,000	28,000	515,000	4,180,000	4,695,000	306,000
Fresno, CA	2023	-	230,000	1,927,000	-	230,000	1,927,000	2,157,000	124,000
Glendale, AZ	2023	(17)	1,884,000	9,539,000	-	1,884,000	9,539,000	11,423,000	389,000
Novi, MI	2023	(17)	1,374,000	5,717,000	-	1,374,000	5,717,000	7,091,000	236,000
DeLand, FL	2023	(17)	400,000	1,484,000	-	400,000	1,484,000	1,884,000	72,000
Franklin, OH	2023	(17)	283,000	1,277,000	-	283,000	1,277,000	1,560,000	64,000
Girard, OH	2023	(17)	252,000	1,638,000	-	252,000	1,638,000	1,890,000	80,000
Baton Rouge, LA	2023	(17)	149,000	1,103,000	-	149,000	1,103,000	1,252,000	55,000
Bridge City, LA	2023	(17)	320,000	1,097,000	-	320,000	1,097,000	1,417,000	52,000
Vineland, NJ	2023	(17)	411,000	3,166,000	-	411,000	3,166,000	3,577,000	143,000
Melrose Park, IL	2023	(17)	1,213,000	4,047,000	-	1,213,000	4,047,000	5,260,000	159,000
Sun Prairie, WI	2023	(17)	2,980,000	9,485,000	-	2,980,000	9,485,000	12,465,000	410,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Egg Harbor Township, NJ	2023	(17)	$1,033,000	$5,103,000	$-	$1,033,000	$5,103,000	$6,136,000	$238,000
Oxford, MI	2023	(17)	345,000	4,462,000	-	345,000	4,462,000	4,807,000	198,000
West Lafayette, IN	2023	(17)	1,567,000	6,111,000	(54,000)	1,513,000	6,111,000	7,624,000	245,000
Waterford, MI	2023	(17)	481,000	3,881,000	120,000	481,000	4,001,000	4,482,000	180,000
Bedford, TX	2023	(17)	856,000	3,804,000	-	856,000	3,804,000	4,660,000	163,000
Tampa, FL	2024	-	2,288,000	7,494,000	-	2,288,000	7,494,000	9,782,000	140,000
Battle Creek, MI	2024	(18)	98,000	1,202,000	-	98,000	1,202,000	1,300,000	5,000
Lambertville, MI	2024	(18)	266,000	1,243,000	-	266,000	1,243,000	1,509,000	5,000
Springtown, TX	2024	(18)	369,000	3,932,000	-	369,000	3,932,000	4,301,000	16,000
Houston, TX	2024	(18)	323,000	1,541,000	-	323,000	1,541,000	1,864,000	6,000
Orland Park, IL	2024	(18)	1,040,000	2,712,000	-	1,040,000	2,712,000	3,752,000	12,000
Soddy Daisy, TN	2024	(18)	493,000	1,398,000	-	493,000	1,398,000	1,891,000	6,000
Beech Island, SC	2024	(18)	407,000	1,037,000	-	407,000	1,037,000	1,444,000	5,000
Newport News, VA	2024	(18)	2,317,000	3,557,000	-	2,317,000	3,557,000	5,874,000	14,000
Peoria, IL	2024	(18)	462,000	2,279,000	-	462,000	2,279,000	2,741,000	10,000
Fort Worth, TX	2024	(18)	1,110,000	3,378,000	-	1,110,000	3,378,000	4,488,000	13,000
Hammond, IN	2024	(18)	701,000	5,047,000	-	701,000	5,047,000	5,748,000	18,000
Oconomowoc, WI	2024	(18)	2,239,000	11,915,000	-	2,239,000	11,915,000	14,154,000	45,000
Hendersonville, TN	2024	(18)	1,576,000	6,926,000	-	1,576,000	6,926,000	8,502,000	26,000
Mishawaka, IN	2024	(18)	244,000	1,314,000	-	244,000	1,314,000	1,558,000	6,000
South Congaree, SC	2024	(18)	347,000	4,245,000	-	347,000	4,245,000	4,592,000	16,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2024
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Appleton, WI	2024	(18)	$1,923,000	$5,456,000	$-	$1,923,000	$5,456,000	$7,379,000	$25,000
Wales, WI	2024	(18)	2,369,000	8,234,000	-	2,369,000	8,234,000	10,603,000	34,000
Lexington, SC	2024	(18)	611,000	938,000	-	611,000	938,000	1,549,000	4,000
North Aurora, IL	2024	(18)	928,000	3,962,000	-	928,000	3,962,000	4,890,000	16,000
Aurora, IL	2024	(18)	1,047,000	4,721,000	-	1,047,000	4,721,000	5,768,000	19,000
Lake Charles, LA	2024	(18)	1,079,000	3,277,000	-	1,079,000	3,277,000	4,356,000	14,000
Youngsville, LA	2024	(18)	261,000	1,158,000	-	261,000	1,158,000	1,419,000	5,000
Flint, MI	2024	(18)	395,000	4,021,000	-	395,000	4,021,000	4,416,000	16,000
Benton Harbor, MI	2024	-	151,000	1,345,000	-	151,000	1,345,000	1,496,000	2,000
			$226,805,000	$966,123,000	$2,009,000	$226,751,000	$968,186,000	$1,194,937,000	$89,628,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

(a) Properties are collateralized with debt as follows:

Amount
(1)	$30,231,000
(2)	37,564,000
(3)	24,850,000
(4)	24,485,000
(5)	38,530,000
(6)	28,110,000
(7)	26,900,000
(8)	31,200,000
(9)	32,722,000
(10)	36,860,000
(11)	33,441,000
(12)	35,840,000
(13)	25,012,000
(14)	25,519,000
(15)	37,795,000
(16)	24,420,000
(17)	43,522,000
(18)	63,943,000
$600,944,000

(b) At December 31, 2024, the aggregate cost of real estate for federal income tax purposes was $1,075.8 million (unaudited).

(c) The life on which depreciation in the latest statement of operations and comprehensive income was calculated was between 5 and 39 years.

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2024

The changes in real estate and accumulated depreciation for the years ended December 31, 2024 and 2023, respectively, are as follows:

	Years ended December 31,
	2024	2023
Cost
Balance - beginning of year	$1,102,298,000	$1,023,749,000
Acquisitions (a)	115,378,000	77,619,000
Dispositions	(22,956,000)	-
Improvements	784,000	930,000
Land condemnation	(53,000)	-
Provisions for impairment	(514,000)	-
Balance - end of year	$1,194,937,000	$1,102,298,000

Accumulated depreciation
Balance - beginning of year	$(62,243,000)	$(34,663,000)
Depreciation expense	(29,144,000)	(27,580,000)
Dispositions	1,759,000	-
Balance - end of year	$(89,628,000)	$(62,243,000)

Net book value - end of year	$1,105,309,000	$1,040,055,000

(a) Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.