Form 10-Q
period 2025-03-31
ExchangeRight Income Fund
filed 2025-04-30
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of April 29, 2025, the issuer had the following shares of common stock outstanding: 10,066,630 Class A Common Shares, $0.01 par value per share; 5,801,434 Class I Common Shares, $0.01 par value per share; and 605,196 Class ER Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended March 31, 2025

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
•
effects on the Company's business resulting from new U.S. domestic or foreign governmental trade measures, including but not limited to tariffs, import and export controls, foreign exchange intervention accomplished to offset the effects of trade policy or in response to currency volatility, and other restrictions on free trade;
•
uncertain conditions within the domestic and international macroeconomic environment, including trade policy, monetary and fiscal policy, and conditions in the investment, credit, interest rate, and derivatives markets, and their impact on the Company and its tenants;
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

The foregoing list is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The foregoing should be read in conjunction with the complete discussion of

i

risk factors we face, which are set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate:
Land	$227,514,000	$226,751,000
Buildings and improvements	974,453,000	968,186,000
	1,201,967,000	1,194,937,000
Less accumulated depreciation	(97,342,000)	(89,628,000)
Real estate, net	1,104,625,000	1,105,309,000
Intangible lease assets, net	62,495,000	65,142,000
RSLCA notes receivable from affiliates	21,886,000	29,243,000
Restricted cash	11,116,000	11,920,000
Cash and cash equivalents	9,512,000	9,348,000
Receivables	9,591,000	9,831,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,712,000	4,700,000
Other assets	2,136,000	1,836,000
Due from affiliates	345,000	-
TOTAL ASSETS	$1,247,818,000	$1,258,729,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$586,111,000	$584,765,000
Revolving credit facility	82,452,000	82,452,000
Intangible lease liabilities, net	22,504,000	22,930,000
Accounts payable, accrued expenses and other liabilities	11,140,000	10,332,000
Right-of-use liability	5,238,000	5,185,000
Pending trade deposits	935,000	3,096,000
Distributions payable	3,698,000	3,690,000
Due to affiliates	235,000	500,000
Total liabilities	712,313,000	712,950,000

Commitments and contingencies	-	-

Equity:
Class A common shares, $0.01 par value per share, 79,088,246 and 79,273,374 shares authorized, 10,252,763 and 10,322,475 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	103,000	103,000
Class I common shares, $0.01 par value per share, 79,088,246 and 79,273,374 shares authorized, 5,868,489 and 5,981,146 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	59,000	60,000
Class ER common shares, $0.01 par value per share, 79,088,246 and 79,273,374 shares authorized, 518,320 and 258,454 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5,000	3,000
Class S common shares, $0.01 par value per share, 79,088,246 and 79,273,374 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	431,786,000	429,528,000
Cumulative distributions in excess of net income	(91,323,000)	(83,740,000)
Accumulated other comprehensive (loss)	(230,000)	(56,000)
Total shareholders’ equity	340,400,000	345,898,000
Noncontrolling interests attributable to operating partnership	195,105,000	199,881,000
Total equity	535,505,000	545,779,000
TOTAL LIABILITIES AND EQUITY	$1,247,818,000	$1,258,729,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive (Loss)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues
Rental revenue	$21,968,000	$20,469,000
Interest income on notes receivable from affiliates	1,366,000	923,000
Other	21,000	28,000
Total revenues	23,355,000	21,420,000

Operating Expenses
Property operating expenses	3,044,000	2,905,000
Management fees to affiliates	429,000	324,000
General and administrative expenses	339,000	337,000
Depreciation and amortization	10,972,000	10,368,000
Provisions for impairment	-	250,000
Total operating expenses	14,784,000	14,184,000

Income from Operations	8,571,000	7,236,000

Other Income (Expense)
Interest expense	(9,192,000)	(7,838,000)
Interest income	4,000	13,000
Total other income (expense)	(9,188,000)	(7,825,000)

Net (loss)	(617,000)	(589,000)

Net loss attributable to noncontrolling interests	217,000	199,000

Net (loss) attributable to common shareholders	$(400,000)	$(390,000)

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	16,521,673	15,705,274

Other comprehensive (loss):
Net (loss)	$(617,000)	$(589,000)
Other comprehensive (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	(267,000)	497,000
Comprehensive (loss)	(884,000)	(92,000)
Comprehensive loss attributable to noncontrolling interests	310,000	31,000
Comprehensive (loss) attributable to common shareholders	$(574,000)	$(61,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2025

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Common Shares								Additional	distributions	other	Total	attributable to
	Class A		Class I		Class ER		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2024	10,322,475	$103,000	5,981,146	$60,000	258,454	$3,000	-	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000
Net (loss)	-	-	-	-	-	-	-	-	-	(400,000)	-	(400,000)	(217,000)	(617,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(174,000)	(174,000)	(93,000)	(267,000)
Issuance of common shares	27,601	1,000	107,906	1,000	259,866	2,000	-	-	11,276,000	-	-	11,280,000	-	11,280,000
Issuance of common shares under DRIP	21,365	-	23,722	-	-	-	-	-	1,220,000	-	-	1,220,000	-	1,220,000
Repurchase of common shares	(118,678)	(1,000)	(267,003)	(2,000)	-	-	-	-	(10,260,000)	-	-	(10,263,000)	-	(10,263,000)
Conversion of OP Units to common shares	-	-	22,718	-	-	-	-	-	604,000	-	-	604,000	(604,000)	-
Offering costs	-	-	-	-	-	-	-	-	(582,000)	-	-	(582,000)	-	(582,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,183,000)	-	(7,183,000)	(3,862,000)	(11,045,000)
Balance, March 31, 2025	10,252,763	$103,000	5,868,489	$59,000	518,320	$5,000	-	$-	$431,786,000	$(91,323,000)	$(230,000)	$340,400,000	$195,105,000	$535,505,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2024

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Common Shares								Additional	distributions	other	Total	attributable to
	Class A		Class I		Class ER		Class S		paid-in	in excess	comprehensive	shareholders'	operating	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2023	10,017,613	$100,000	5,768,982	$58,000	-	-	-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	214,923	2,000	85,569	1,000	-	-	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	19,638	-	16,573	-	-	-	-	-	968,000	-	-	968,000	-	968,000
Repurchase of common shares	(52,959)	-	(251,315)	(3,000)	-	-	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	24,449	-	-	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	10,199,215	$102,000	5,644,258	$56,000	-	$-	-	$-	$409,958,000	$(65,664,000)	$(31,000)	$344,421,000	$183,158,000	$527,579,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(617,000)	$(589,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	10,972,000	10,368,000
Provision for impairment	-	250,000
Amortization of deferred rent receivables/liabilities, net	(234,000)	(218,000)
Amortization of above/below-market lease intangibles, net	(610,000)	(624,000)
Amortization of assumed below/above-market debt, net	1,289,000	956,000
Amortization of lease incentives	63,000	64,000
Amortization of deferred financing costs	151,000	73,000
Amortization of deferred ground rent	40,000	40,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	475,000	(288,000)
Other assets	(470,000)	(419,000)
Due from affiliates	-	536,000
Accounts payable, accrued expenses and other liabilities	194,000	(1,164,000)
Due to affiliates	(266,000)	806,000
Net cash provided by operating activities	10,987,000	9,791,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(7,382,000)	-
Improvements of real estate	(61,000)	(399,000)
Advances on notes receivable from affiliated parties	-	(1,000)
Advances on RSLCA notes receivable from affiliated party	(32,271,000)	(38,831,000)
Repayments on RSLCA notes receivable from affiliated party	39,628,000	32,120,000
Net cash used in investing activities	(86,000)	(7,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	8,185,000	7,095,000
Offering costs from issuance of common shares	(582,000)	(448,000)
Repurchases of common shares	(10,263,000)	(8,063,000)
Proceeds from pending trade deposits	935,000	1,988,000
Repayments of mortgage loans payable	-	(10,831,000)
Proceeds from revolving credit facilities	-	15,000,000
Payments of financing costs	-	(53,000)
Common shares distributions	(6,094,000)	(5,974,000)
Noncontrolling interests distributions	(3,722,000)	(3,362,000)
Net cash used in financing activities	(11,541,000)	(4,648,000)

Net (decrease) in cash, cash equivalents and restricted cash	(640,000)	(1,968,000)
Cash, cash equivalents and restricted cash at beginning of year	21,268,000	19,329,000
Cash, cash equivalents and restricted cash at end of period	$20,628,000	$17,361,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$9,512,000	$6,091,000
Restricted cash	11,116,000	11,270,000
Cash, cash equivalents and restricted cash at end of year	$20,628,000	$17,361,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,775,000	$6,745,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,698,000	$3,456,000
Distributions reinvested into Class A and Class I common shares	$1,220,000	$968,000
Conversion of OP Units to Class I common shares	$604,000	$661,000
Recognition of guaranty receivable and liability	$350,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 364 properties in 34 states (collectively, the “Trust Properties”) as of March 31, 2025. The Trust Properties are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. These unaudited interim condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes included in Company's Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. Intercompany transactions and balances have been eliminated upon consolidation.

Generally, a variable interest entities (“VIEs”) is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of March 31, 2025.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.1 million as of March 31, 2025, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements, and leasing commissions of the underlying properties collateralized by the respective loan.

Accounting Pronouncements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 364 properties in 34 states as of March 31, 2025. As of March 31, 2025, the Company’s portfolio was 98.9% leased and is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the three months ended March 31, 2025 is composed of the following:

Three months ended March 31, 2025
Balance - beginning of year	$1,194,937,000
Acquisitions (a)	6,969,000
Improvements	61,000
Balance - end of period	$1,201,967,000

Accumulated depreciation
Balance - beginning of year	$(89,628,000)
Depreciation expense	(7,714,000)
Balance - end of period	$(97,342,000)

Net book value - end of period	$1,104,625,000

(a) Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

On March 18, 2025, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $2.6 million. Additionally, on March 26, 2025, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $4.8 million. Per the asset management agreement,

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.1 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details).

An allocation of the purchase price, including acquisition costs, for these acquisitions are as follows:

Land	$763,000
Building	5,338,000
Building and site improvements	868,000
Lease in-place intangible assets	696,000
Lease above-market intangible assets	34,000
7,699,000
Liabilities assumed:
Lease below-market intangible liabilities	(317,000)
Purchase price (including acquisition costs)	$7,382,000

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance, and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three months ended March 31, 2025 and 2024. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive (loss). Rental revenue is comprised of the following:

	Three months ended March 31,
	2025	2024
Base rents	$18,524,000	$17,021,000
Tenant reimbursables	2,600,000	2,606,000
Straight-line rent adjustments	234,000	218,000
Above/below market lease amortization, net	610,000	624,000
	$21,968,000	$20,469,000

Concentration of Credit Risk

As of March 31, 2025, the Company’s portfolio is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the three months ended March 31, 2025:

Tenant	% of total base rents
Walgreens	18.0%
Dollar General	16.0%

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $21.9 million as of March 31, 2025.

Notes Receivable from Affiliated Parties

On November 8, 2024, the Company entered into a $1.1 million real estate note as the lender with a two property net-leased DST managed by ExchangeRight. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments. The Company’s receivable under this real estate note totaled $1.1 million as of March 31, 2025 and is included in notes receivable from affiliates on the consolidated balance sheet.

On November 7, 2024, the Company entered into a $14.2 million real estate note as the lender with a 13 property net-leased DST owned by ExchangeRight as of that date. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments. The Company’s receivable under this real estate note totaled $14.2 million as of March 31, 2025 and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender with a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million as of March 31, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On August 25, 2022, the Company entered into a real estate note as the lender with a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million as of March 31, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of March 31, 2025:

	March 31, 2025
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$105,860,000	$(45,612,000)	$60,248,000	6.8
Above-market leases	3,960,000	(1,713,000)	2,247,000	5.3
Total intangible lease assets, net	$109,820,000	$(47,325,000)	$62,495,000

Below-market leases	$33,650,000	$(11,146,000)	$22,504,000	10.7

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Net adjustment to rental revenue	$610,000	$624,000

Amortization of in-place leases	$3,244,000	$3,162,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of March 31, 2025 are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2025	$9,494,000	$(398,000)	$2,246,000	$1,848,000
2026	11,620,000	(493,000)	2,934,000	2,441,000
2027	9,816,000	(395,000)	2,504,000	2,109,000
2028	7,703,000	(348,000)	2,278,000	1,930,000
2029	6,272,000	(294,000)	2,126,000	1,832,000
Thereafter	15,343,000	(319,000)	10,416,000	10,097,000
Total	$60,248,000	$(2,247,000)	$22,504,000	$20,257,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2025, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $568.4 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $586.1 million. As of March 31, 2025, the aggregate fair value of the Company’s revolving credit facility approximated its carrying value.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

Under GAAP, transactions involving related and affiliated parties cannot be presumed to be carried out on an arm’s length-basis, as the requisite conditions of competitive, free-market dealings may not exist. Therefore, in the opinion of management, the fair value of the RSLCA notes receivable from affiliated party, notes receivable from affiliates, guaranty receivable, and guaranty liability cannot be readily estimated, as the transactions are with related and affiliated parties. Other information about related and affiliated party transactions are provided, where applicable, elsewhere in these notes to the unaudited interim condensed consolidated financial statements.

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $52,000 will be reclassified as an increase to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the three months ended March 31, 2025.

The following is a summary of the derivative financial instrument attributes held by the Company at March 31, 2025:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(354,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of March 31, 2025. Fixed-rate mortgage loans payable are composed of the following as of March 31, 2025:

			March 31, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/1/2025	$25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			$600,944,000	4.28%	(c)
Unamortized issuance costs, net			(814,000)
Unamortized below market debt discount, net			(14,019,000)
			$586,111,000

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
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.23% as of March 31, 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of March 31, 2025, the Company has borrowed $82.5 million under this credit facility with a blended interest rate of 6.40% and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $5.0 million outstanding under this secured revolving line of credit, resulting in $95.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2025.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding mortgage loans payable and revolving credit facilities are as follows:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2025	$74,951,000	$-	$74,951,000
2026	77,445,000	-	77,445,000
2027	134,223,000	82,452,000	216,675,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$600,944,000	$82,452,000	$683,396,000

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

Quarter Ended March 31, 2025

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

The Class ER Common Shares are subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common Shareholder’s purchase of Class ER Common Shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares into an equal number of Class I Common Shares, on a 1:1 basis. Otherwise, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares.

Class I, Class A, and Class S Common Shares

The Company’s other common shares consist of Class I Common Shares, Class A Common Shares, and Class S Common Shares. The Class I, Class A, and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a listing of any class of common shares on any securities exchange pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Company, as a result of which all outstanding common shares are canceled in exchange for the right to receive cash or securities, or a combination thereof.

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class I Common Shares, Class A Common Shares, Class S Common Shares, and Class ER Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2025 and December 31, 2024, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S, and Class ER common shares offering prices in effect for the three months ended March 31, 2025:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.97	$28.28
January 24, 2025 through March 31, 2025	$27.37	$29.10	$28.97	$28.36

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares, or as approved by the Trustee. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended March 31, 2025, the Company repurchased 267,003 Class I Common Shares and 118,678 Class A Common Shares totaling $10.3 million under the share repurchase program.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through March 31, 2025. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the three months ended March 31, 2025:

	Class I	Class A	Class ER
January	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347

Cumulative distributions relating to Class I Common Shares, Class A Common Shares, Class ER Common Shares and Operating Partnership units (“OP Units”) totaling $3.7 million were declared but not yet paid as of March 31, 2025 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of March 31, 2025 were paid in cash or reinvested in the Company’s common shares in April 2025.

Noncontrolling Interests

The Operating Partnership had 8,948,657 OP Units outstanding as of March 31, 2025. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. 22,718 OP Units were exchanged for the same number of Class I Common Shares during the three months ended March 31, 2025.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

The Company acquired two properties from unaffiliated entities on March 18, 2025 and March 26, 2025, respectively. Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.1 million to ExchangeRight at the time of the acquisition.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class I Common Shares, Class A Common Shares, Class ER Common Shares, Class S Common Shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class S and Class ER Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2025, for which the Company was obligated to pay the Sponsor. In addition, Class A and Class ER Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.5 million for the three months ended March 31, 2025 and were included in total equity.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2025, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of March 31, 2025.

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

There was no performance participation earned or paid during the three months ended March 31, 2025.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

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

An annual property management fee is payable by the Operating Partnership to the Property Manager pursuant to a property management agreement between the Operating Partnership and the Property Manager. The property management fee is equal to 1.10% of the gross revenues received by the Company from the Trust Properties and any other assets acquired by the Company, but excluding reimbursements relating to real estate taxes, insurance and common area maintenance charges and the fees earned by the Company from the RSLCA and notes receivable from affiliates. The current term of the property management agreement expires on February 29, 2028, and will automatically renew at the expiration of the term and any subsequent three-year term for an additional three-year term.

Asset management and property management fees for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Asset management fees (a)	$225,000	$137,000
Property management fees	$204,000	$187,000

(a)
Asset management fees are net of $0.3 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024 in fees which were irrevocably waived by the asset manager.

Guaranties

During the three months ended March 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $79.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $5,000 under these guaranties during the three months ended March 31, 2025, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $345,000 as of March 31, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Note 11. (Loss) Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic (loss) EPS is the same as diluted (loss) EPS for the three months ended March 31, 2025 and 2024. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024
Numerator
Net (loss)	$(617,000)	$(589,000)
Net loss attributable to noncontrolling interests	217,000	199,000
Net (loss) attributable to common shareholders, basic and diluted	$(400,000)	$(390,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,521,673	15,705,274

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.02)

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

Common Share Activity

The Company issued 14,765 Class A Common Shares, 55,239 Class I Common Shares (excluding the 6,848 OP Units that were exchanged for same number of Class I Common Shares discussed below), and 86,875 Class ER Common Shares totaling $4.4 million in proceeds from April 1, 2025 through the date of issuance of this report.

The Company repurchased 200,897 Class A Common Shares totaling $5.5 million and 129,143 Class I Common Shares totaling $3.5 million from April 1, 2025 through the date of this report. Additionally, 6,848 OP Units were exchanged for the same number of Class I Common Shares from April 1, 2025 through the issuance of this report.

The Company reaffirmed the offering price of its Class I, Class A, and Class S Common Shares effective April 23, 2025, as set forth in the table below. The offering price for the Class ER Common Shares is $28.97 and is not updated to equal net asset value (“NAV”) per Common Share as of March 31, 2025.

	Offering price
Effective date	Class I	Class A	Class S
April 23, 2025	$27.37	$29.10	$28.36

Real Estate Activity

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million from a DST that had qualified for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) prior to the merger and was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2025

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $11.9 million. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under these lease agreements totaled $27.4 million. The Company has not been obligated to make any payments under these guaranties as of the date of this report.

On April 29, 2025, the Operating Partnership entered into a guaranty agreement with a DST of which ExchangeRight serves as the master lessee via a master lease agreement. Under this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is for 20 years, respectively. Under this guaranty agreement, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $80.4 million. The Company has not been obligated to make any payments under this guaranty as of the date of this report.

Debt Activity

On April 30, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an existing lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $135.0 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related thereto included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” of our Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025 and the “Cautionary Note Regarding Forward-Looking Statements” section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 364 properties in 34 states as of March 31, 2025. These properties were 98.9% leased as of March 31, 2025 and are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the three months ended March 31, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, concerns regarding a potential resurgence in inflation due to trade policies, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world, as well as concerns over a potential resurgence in inflations resulting from trades policies, has continued to create economic uncertainty in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2025. The Company has borrowed $82.5 million under its revolving credit facility as of March 31, 2025, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Three Months Ended March 31, 2025

Operating Results

The March 2025 distribution marked the 72nd consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $11.0 million for the three months ended March 31, 2025. As of March 31, 2025, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.37% annualized return, based on the $0.1449 per share distribution rate and $27.37 NAV per share as of March 31, 2025. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of March 31, 2025 and current offering price of the Company’s common shares:

	Class I	Class A	Class ER	Class S
Offering price (effective April 23, 2025)	$27.37	$29.10	$28.97	$28.36
Annualized distribution rate (a)	6.35%	5.97%	6.00%	5.28%
Trailing 12 month total return (b)	7.85%	1.42%	n/a	n/a
Three-year total annual return (b)	7.44%	5.01%	n/a	n/a
Inception-to-date total annual return (b)	8.60%	7.09%	n/a	n/a

(a)
The annualized distribution rate is calculated by the March 31, 2025 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s March 31, 2025 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.9% leased and its weighted average lease term as of March 31, 2025 is 5.8 years. The Company executed 5 lease renewals during the three months ended March 31, 2025 with average lease extensions of 53 months. The Company also executed 1 new lease during the three months ended March 31, 2025 with a lease term of 180 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $100.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of March 31, 2025, the Company has borrowed $82.5 million under this credit facility with a blended interest rate of 6.40% and is in compliance with all financial covenants.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of March 31, 2025. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of March 31, 2025:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	17.8%	$22.57	4.6
Dollar General	24	90	114	1,075,600	$11,773,500	15.7%	$10.95	4.7
Tractor Supply	17	5	22	469,000	$6,309,500	8.4%	$13.45	6.8
Hobby Lobby	10	1	11	643,000	$5,159,700	6.9%	$8.02	4.7
Family Dollar	22	12	34	295,400	$3,782,100	5.0%	$12.80	3.9
Pick n' Save	3	1	4	245,000	$3,584,900	4.8%	$14.63	4.7
Advance Auto Parts	27	5	32	233,900	$3,576,500	4.8%	$15.29	4.0
Fresenius Medical Care	10	2	12	102,500	$3,260,500	4.4%	$31.81	5.7
Stop & Shop	-	1	1	102,100	$2,940,000	3.9%	$28.80	11.7
CVS Pharmacy	8	1	9	111,200	$2,675,500	3.6%	$24.06	4.5
BioLife Plasma Services L.P.	-	3	3	45,600	$2,035,300	2.7%	$44.63	10.8
Napa Auto Parts	-	17	17	141,800	$1,739,400	2.3%	$12.27	11.5
Kroger	3	-	3	200,100	$1,624,500	2.2%	$8.12	6.3
Publix	2	-	2	96,800	$1,548,400	2.1%	$16.00	15.2
Hy-Vee	-	1	1	101,200	$1,415,800	1.9%	$13.99	13.8
Old National Bank	-	3	3	41,600	$1,358,000	1.8%	$32.64	4.8
Dollar Tree	10	-	10	95,900	$1,044,000	1.4%	$10.89	3.5
AutoZone	7	2	9	65,900	$1,003,700	1.3%	$15.23	2.5
Giant Eagle	1	-	1	81,800	$850,700	1.1%	$10.40	6.0
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.0%	$17.67	6.5
Sherwin Williams	7	-	7	46,500	$666,400	0.9%	$14.33	3.4
O'Reilly	6	1	7	48,700	$663,000	0.9%	$13.61	4.2
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	5.1
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	2.2
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	3.8
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	8.6
PNC Bank, N.A.	-	1	1	6,100	$272,200	0.4%	$44.62	3.5
Home Goods	1	-	1	22,200	$255,800	0.3%	$11.52	6.0
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	1.9
The Christ Hospital	-	1	1	9,300	$185,000	0.2%	$19.89	2.8
A Plus Childcare	1	-	1	11,500	$183,100	0.2%	$15.92	6.7
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	5.8
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	1.8
Adult and Child Health, Inc.	-	1	1	6,000	$113,500	0.2%	$18.92	4.8
Dollar General Market	-	1	1	10,700	$109,300	0.1%	$10.21	14.2
Truist Bank	-	1	1	2,700	$107,600	0.1%	$39.85	3.8
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	0.9
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	1.5
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	8.3
Total Occupied Portfolio	193	170	363	5,104,100	$74,952,000	100.0%	$14.68	5.8
Vacant				54,900
Total Portfolio				5,159,000

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2025. Tenant concessions and abatements are reflected in this measure.

Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2025, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of March 31, 2025:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	159	1,477,600	28.6%	$16,708,900	22.3%
Pharmaceutical Retailers	50	702,700	13.6%	16,022,800	21.4%
Grocery	15	919,400	17.8%	13,128,900	17.5%
Discount Automotive	65	490,300	9.5%	6,982,600	9.3%
Farm and Rural Supply	22	469,000	9.1%	6,309,500	8.4%
Discount Specialty Retail	15	716,500	13.9%	6,204,400	8.3%
Medical Care	13	107,100	2.1%	3,453,600	4.6%
Healthcare Providers	6	64,300	1.2%	2,410,800	3.2%
Banking Services	6	54,900	1.1%	1,854,500	2.5%
Paint and Supplies	7	46,500	0.9%	666,400	0.9%
Necessity Retail	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Education	1	11,500	0.2%	183,100	0.2%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Total	363	5,104,100	98.9%	$74,952,000	100.0%
Vacant		54,900	1.1%
Total Portfolio		5,159,000	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2025, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of March 31, 2025 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
Remainder of 2025	8	66,900	1.3%	$775,200	1.0%	$11.59
2026	41	478,000	9.4%	5,661,500	7.6%	$11.84
2027	40	559,600	11.0%	8,304,500	11.1%	$14.84
2028	54	567,400	11.1%	9,651,800	12.9%	$17.01
2029	43	709,100	13.9%	9,323,200	12.4%	$13.15
2030	46	591,600	11.6%	9,285,600	12.4%	$15.70
2031	44	679,300	13.3%	9,328,600	12.4%	$13.73
2032	34	515,300	10.1%	7,414,100	9.9%	$14.39
2033	13	168,500	3.3%	2,855,900	3.8%	$16.95
2034	12	219,200	4.3%	2,477,300	3.3%	$11.30
2035	9	76,000	1.5%	1,497,300	2.0%	$19.70
2036	6	140,500	2.8%	3,521,400	4.7%	$25.06
2037	5	54,200	1.1%	641,900	0.9%	$11.84
2038	2	14,200	0.3%	200,300	0.3%	$14.11
2039	4	175,100	3.4%	2,955,300	3.9%	$16.88
2040 and thereafter	2	89,200	1.7%	1,058,100	1.4%	$11.86
Total	363	5,104,100	100.0%	$74,952,000	100.0%	$14.68

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2025, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of March 31, 2025:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.5%	$8,444,000	11.3%
Wisconsin	23	538,300	10.4%	7,101,400	9.5%
Texas	38	426,300	8.3%	6,426,600	8.6%
Ohio	37	562,900	10.9%	6,322,100	8.4%
Louisiana	40	417,700	8.1%	5,123,300	6.8%
Alabama	15	268,800	5.2%	3,635,900	4.9%
Tennessee	18	273,800	5.3%	3,627,600	4.8%
Florida	20	218,100	4.2%	3,587,000	4.8%
Indiana	15	268,700	5.2%	3,455,400	4.6%
Georgia	14	264,300	5.1%	3,069,100	4.1%
South Carolina	18	211,200	4.1%	3,039,100	4.1%
Massachusetts	1	102,100	2.0%	2,940,000	3.9%
North Carolina	14	210,000	4.1%	2,575,600	3.4%
Michigan	9	143,500	2.8%	2,211,600	3.0%
Pennsylvania	13	129,200	2.5%	2,114,500	2.8%
Virginia	7	106,400	2.1%	1,757,000	2.3%
Missouri	7	67,900	1.3%	1,422,400	1.9%
Minnesota	1	101,200	2.0%	1,415,800	1.9%
Nevada	2	31,100	0.6%	1,089,500	1.5%
Arizona	2	32,100	0.6%	880,500	1.2%
New Jersey	3	33,000	0.6%	704,100	0.9%
Utah	2	44,700	0.9%	618,200	0.8%
Connecticut	3	38,000	0.7%	572,100	0.8%
Oklahoma	4	53,800	1.0%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Arkansas	3	29,400	0.6%	261,900	0.3%
Idaho	1	22,000	0.4%	255,000	0.3%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Kansas	1	7,200	0.1%	101,900	0.1%
Total Portfolio	363	5,159,000	100.0%	$74,952,000	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2025, no tenants were in a free rent concession period.

Activity for the Three Months Ended March 31, 2025

Acquisitions

On March 18, 2025, the Company acquired one property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $2.6 million. Additionally, on March 26, 2025, the Company acquired one property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $4.8 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.1 million to ExchangeRight at the time of these acquisitions. These acquisitions were accounted for as asset acquisitions and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Guaranties

During the three months ended March 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $79.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under this guaranty as of March 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $5,000 under these guaranties during the three months ended March 31, 2025, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $345,000 as of March 31, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

RSLCA Notes Receivable from Affiliates

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $7.4 million during the three months ended March 31, 2025 decreasing the balance of the RSLCA notes receivable to $21.9 million at March 31, 2025.

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

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2025, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $5.0 million outstanding under this revolving line of credit, resulting in $95.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2025.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A, Class ER, and Class S Common Shares attributes during the three months ended March 31, 2025:

	Offering price
Effective date	Class I	Class A	Class ER	Class S
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.97	$28.28
January 24, 2025 through March 31, 2025	$27.37	$29.10	$28.97	$28.36

The Company issued 131,628 Class I Common Shares, 27,601 Class A Common Shares, and 259,866 Class ER shares resulting in an aggregate of $11.9 million in proceeds to the Company during the three months ended March 31, 2025. No Class S Common Shares were issued during the three months ended March 31, 2025.

The Company redeemed 267,003 Class I Common Shares and 118,678 Class A Common Shares totaling $10.3 million during the three months ended March 31, 2025.

There were no OP Units issued by the Operating Partnership during the three months ended March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

As of March 31, 2025, the Company owned 364 properties that were 98.9% leased. As of March 31, 2024, the Company owned 352 properties that were 98.6% leased. The following table details the Company’s results of operations for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024	Change
Rental revenue	$21,968,000	$20,469,000	$1,499,000
Interest income on notes receivable from affiliates	1,366,000	923,000	443,000
Other	21,000	28,000	(7,000)
Property operating expenses	(3,044,000)	(2,905,000)	(139,000)
Management fees to affiliates	(429,000)	(324,000)	(105,000)
General and administrative expenses	(339,000)	(337,000)	(2,000)
Depreciation and amortization	(10,972,000)	(10,368,000)	(604,000)
Provisions for impairment	-	(250,000)	250,000
Interest expense	(9,192,000)	(7,838,000)	(1,354,000)
Interest income	4,000	13,000	(9,000)
Net (loss)	$(617,000)	$(589,000)	$(28,000)

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $1.5 million, or 7.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the acquisition of 27 properties at various dates from May 30, 2024 through March 26, 2025. The rental revenues associated with these properties were $2.1 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively. This increase was offset by a decrease in rental revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 of $0.5 million related to the 15 properties sold in November 2024.

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

Interest income from the RSLCA increased $0.2 million for the three months ended March 31, 2025 as a result of the Amendment to the RSLCA agreement entered into in September 2024 in which the Company now earns an Unused Facility Fee and an Annual Access Fee. Further, interest income increased $0.2 million as a result of the interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024.

Property operating expenses increased $0.1 million, or 4.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in property operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the acquisition of 27 properties at various dates from May 30, 2024 through March 26, 2025. The property operating expenses associated with these properties were $0.2 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively. This increase was offset by a decrease in property operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 of $0.1 million related to the 15 properties sold in November 2024.

Management fees to affiliates increased $0.1 million, or 32.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Asset management fees increased $0.1 million and property management fees remained consistent during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, respectively. Asset management fees for the three months ended March 31, 2025 consisted of $0.2 million of earned fees per the management agreement, net of $0.3 million of fees which were irrevocably waived by the asset manager. Asset management fees for the three months ended March 31, 2024 consisted of $0.1 million of earned fees per the management agreement, net of $0.3 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement for March 31, 2025 and 2024.

General and administrative expenses remained consistent, totaling $0.3 million for the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization increased $0.6 million, or 5.8%, for the three months ended March 31, 2025 and 2024. Depreciation and amortization during the three months ended March 31, 2025 was impacted by the acquisition of 27 properties at various dates from May 30, 2024 through March 26, 2025. The depreciation and amortization increases associated with these properties totaled $1.1 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively, which was offset by a decrease in depreciation and amortization expense of $0.3 million related to the 15 properties sold in November 2024 as well as a decrease as a result of certain intangible assets being fully depreciated.

Interest expense increased $1.4 million, or 17.2%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of (1) an increase in interest expense of $1.1 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio on November 19, 2024, and (3) an increase of $0.3 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.7 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $7.4 million during the three months ended March 31, 2025 decreasing the balance of the RSLCA notes receivable to $21.9 million at March 31, 2025.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the three months ended March 31, 2025. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $100.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals. As of March 31, 2025, the Company has borrowed $82.5 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $5.0 million outstanding, resulting in $95.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2025.

Fixed-rate mortgage loans payable were composed of the following as of March 31, 2025:

			March 31, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/1/2025	$25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2/2025	24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			$600,944,000	4.28%	(c)
Unamortized issuance costs, net			(814,000)
Unamortized below market debt discount, net			(14,019,000)
			$586,111,000

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
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.23% as of March 31, 2025.

The following table details the Company’s scheduled debt maturities as of March 31, 2025:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2025	$74,951,000	$-	$74,951,000
2026	77,445,000	-	77,445,000
2027	134,223,000	82,452,000	216,675,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$600,944,000	$82,452,000	$683,396,000

The mortgage loans payable mature at various dates from May 2025 through January 2031. The Company intends to repay the mortgage debt maturing in 2025 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.1 million in restricted cash as of March 31, 2025.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are summarized below:

	Three months ended March 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$10,987,000	$9,791,000
Investing activities	$(86,000)	$(7,111,000)
Financing activities	$(11,541,000)	$(4,648,000)

Operating Activities

Net cash from operating activities was $11.0 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operations increased $1.2 million, or 12.2%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in the results for the 27 properties acquired at various dates from May 30, 2024 through March 26, 2025. This increase was offset by a decrease in results for the 15 properties sold in November 2024 as well as an increase in cash paid for interest of $1.5 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA, property acquisitions, and leasehold improvements. During the three months ended March 31, 2025, the Company acquired two properties for a total cash outlay of $7.4 million, which was offset by $7.4 million in net repayments under the RSLCA. During the three months ended March 31, 2024, the Company had $6.7 million in net advances under the RSLCA and incurred expenditures of $0.4 million for improvements of real estate.

Financing Activities

During the three months ended March 31, 2025, the Company had redemptions of $10.3 million of Class I and Class A Common Shares, distributions of $6.1 million to the holders of Class I, Class A, and Class ER Common Shares, distributions of $3.7 million to the holders of OP Units, which was offset by net proceeds of $7.6 million from the issuance of Class I Common Shares, Class A Common Shares, and Class ER Common Shares and pending trade deposits of $0.9 million.

During the three months ended March 31, 2024, the Company had a balloon mortgage loan payable repayment of $10.8 million, redemptions of $8.1 million of Class I and Class A Common Shares, distributions of $6.0 million to the holders of Class A and Class I Common Shares, distributions of $3.4 million to the holders of OP Units, which was offset by borrowings of $15.0 million from its revolving credit facility, net proceeds of $6.6 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $2.0 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through March 31, 2025. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $11.0 million were declared but not yet paid as of March 31, 2025. The unpaid distributions as of March 31, 2025 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during April 2025.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER Common Share for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025			March 31, 2024
	Class I	Class A	Class ER	Class I	Class A
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347	$0.4347	$0.4347

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the three months ended March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	23,722	(a)	$642,000	(a)	16,573	(b)	$443,000	(b)
Class A	21,365		578,000		19,638		525,000
Class ER	-		-		-		-
Class S	-		-		-		-
Total	45,087		$1,220,000		36,211		$968,000

(a) Includes the issuance of 7,604 Class I Common Shares totaling $206,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER Common Shareholders’ election.

(b) Includes the issuance of 4,651 Class I Common Shares totaling $124,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our cash distributions during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Cash Distributions
Common Shares	$6,094,000	$5,974,000
Noncontrolling interests	3,722,000	3,362,000
Total cash distributions	$9,816,000	$9,336,000

Sources of Distributions
Cash flows from operating activities (a)	$9,816,000	$9,336,000

Cash flows from operating activities	$10,987,000	$9,791,000
Funds from Operations (“FFO”) (b)	$10,388,000	$10,063,000
Adjusted FFO (b)	$11,055,000	$10,320,000

(a)
As of March 31, 2025, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the three months ended March 31, 2025 and 2024, respectively, is provided below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at March 31, 2025:

	Mortgage loans	Line of	Interest	Operating ground
Year	payable	credit	payments (a)	lease obligation	Total
Remainder of 2025	$74,951,000	$-	$22,126,000	$214,000	$97,291,000
2026	77,445,000	-	26,566,000	285,000	104,296,000
2027	134,223,000	82,452,000	23,479,000	285,000	240,439,000
2028	182,587,000	-	16,804,000	285,000	199,676,000
2029	94,174,000	-	3,295,000	285,000	97,754,000
Thereafter	37,564,000	-	1,296,000	28,460,000	67,320,000
Total	$600,944,000	$82,452,000	$93,566,000	$29,814,000	$806,776,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of March 31, 2025.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2025, for which the Company was obligated to reimburse ExchangeRight.

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of these master lessee as outlined in the respective master lease agreements. As of March 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $79.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $5,000 under these guaranties during the three months ended March 31, 2025, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $345,000 as of March 31, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $79.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2025.

Other than these guaranties and the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of March 31, 2025 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025. There have been no material changes in such critical accounting policies during the three months ended March 31, 2025.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP.

Generally, a variable interest entities (“VIEs”) is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights.

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

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Inflation

During the three months ended March 31, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, concerns regarding a potential resurgence in inflation due to trade policies, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025, the aggregate effects of the elevated inflation levels experienced from 2021 to 2023 compared to historical norms in many major economies around the world, as well as concerns over a potential resurgence in inflations resulting from trades policies, has continued to create economic uncertainty in the U.S. and many other nations. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025, if at all.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2025. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Adjusted FFO for the three months ended March 31, 2025 and 2024, is as follows:

	Three months ended March 31,
	2025	2024
Net (loss) attributable to common shareholders	$(400,000)	$(390,000)
Depreciation and amortization	11,005,000	10,402,000
Provisions for impairment	-	250,000
Net income (loss) attributable to noncontrolling interests	(217,000)	(199,000)
FFO applicable to diluted common shares	10,388,000	10,063,000
Adjustments:
Straight-line rent adjustments	(234,000)	(218,000)
Above/below market lease amortization, net	(610,000)	(624,000)
Amortization of deferred financing costs	151,000	73,000
Above/below market debt amortization, net	1,289,000	956,000
Straight-line ground rent adjustments	40,000	40,000
Amortization of tax incentive financing arrangement	31,000	30,000
Adjusted FFO applicable to diluted common shares	$11,055,000	$10,320,000

FFO per diluted common shares	$0.41	$0.42
Adjusted FFO per diluted common shares	$0.43	$0.44

Weighted average number of diluted common shares (a):
Common shares	16,521,673	15,705,274
OP Units	8,948,909	8,014,764
	25,470,582	23,720,038

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

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, and Class S Common Shares, as well as the OP Units as of March 31, 2025 and December 31, 2024, respectively, and per share/unit is identical for Class I, Class A, and Class S Common Shares and OP Units. Class ER common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides a breakdown of the major components of the Company’s NAV as of March 31, 2025 and December 31, 2024:

Components	March 31, 2025	December 31, 2024
Investments in real estate	$1,312,700,000	$1,303,800,000
RSLCA notes receivable from affiliates	21,886,000	29,243,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	11,116,000	11,920,000
Cash and cash equivalents	9,512,000	9,348,000
Receivables	6,186,000	6,660,000
Other assets	1,538,000	1,245,000
Mortgage loans payable	(586,111,000)	(584,765,000)
Revolving credit facility	(82,452,000)	(82,452,000)
Accounts payable, accrued expenses and other liabilities	(10,436,000)	(10,241,000)
Distributions payable	(3,698,000)	(3,690,000)
Pending trade deposits	(935,000)	(3,096,000)
Due (to)/from affiliates, net	(235,000)	(500,000)
NAV	$700,471,000	$698,872,000

Class A Common Shares	10,252,763	10,322,475
Class I Common Shares	5,868,489	5,981,146
Class ER Common Shares	518,320	258,454.00
Class S Common Shares	-	-
OP Units	8,948,657	8,971,374
Total outstanding Common Shares/OP Units	25,588,229	25,533,449

NAV per share/unit	$27.37	$27.37

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of March 31, 2025 and December 31, 2024:

Reconciliation of Shareholders’ Equity to NAV	March 31, 2025	December 31, 2024
Total shareholders’ equity	$340,400,000	$345,898,000
Noncontrolling interests attributable to operating partnership	195,105,000	199,881,000
Total equity per GAAP	535,505,000	545,779,000
Adjustment:
Fair value adjustment of real estate investments	164,966,000	153,093,000
NAV	$700,471,000	$698,872,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At March 31, 2025, $354,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) March 31, 2025 are rec5orded at fair value using a weighted average discount rate of 6.45% with a range of 6.35% to 6.55% and weighted average exit capitalization rate of 5.80% with a range of 5.70% to 5.90% and (2) December 31, 2024 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s March 31, 2025 and December 31, 2024 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	March 31, 2025	December 31, 2024
Discount rate (weighted average)	25 bps decrease	$28.34	$28.33
Discount rate (weighted average)	25 bps increase	$26.43	$26.43
Exit capitalization rate (weighted average)	25 bps decrease	$28.72	$28.73
Exit capitalization rate (weighted average)	25 bps increase	$26.13	$26.13

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. Other than the risk factor disclosed below, there have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2025.

As the Operating Partnership acts as the guarantor on certain master lease agreements for which ExchangeRight is the master lessee, the Operating Partnership is responsible for payment under these leases in the case of nonperformance by ExchangeRight.

During the three months ended March 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $79.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2025, but in the case of nonperformance by ExchangeRight, the Operating Partnership would be required to make the remaining contractual payments under these lease agreements.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

Private Offering of Class I, Class A, Class S, and Class ER Common Shares

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

During the three months ended March 31, 2025, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	107,906	$27.33	$2,949,500
Class A Common Shares	27,601	$29.07	3,154,000
Class ER Common Shares	259,866	$28.97	7,528,000
Class S Common Shares	-	$-	-
Total	395,373		$13,631,500

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended March 31, 2025, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $481,000, allocable among the various classes of our common shares as follows: $6,000 with respect to the Class I Common Shares, $48,000 with respect to the Class A Common Shares, and $427,000 with respect to Class ER Common Shares.

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

During the three months ended March 31, 2025, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	23,722	$27.07	$642,000
Class A Common Shares	21,365	$27.07	578,000
Class S Common Shares	-	$-	-
Total	45,087		$1,220,000

(a)
Includes the issuance of 7,604 Class I Common Shares totaling $206,000 in connection with OP Unitholder and Class ER Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.

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

During the three months ended March 31, 2025, holders of 22,718 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 22,718 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
January 2025	267,003	118,678	$26.72	$26.37	267,003	118,678	N/A	N/A
February 2025	-	-	$-	$-	-	-	N/A	N/A
March 2025	-	-	$-	$-	-	-	N/A	N/A
Total	267,003	118,678			267,003	118,678

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.
(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the quarter ended March 31, 2025, no manager of the Trustee or executive officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXCHANGERIGHT INCOME FUND

April 30, 2025	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

April 30, 2025	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)