Form 10-Q
period 2025-06-30
ExchangeRight Income Fund
filed 2025-07-31
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 31, 2025, the issuer had the following shares of common stock outstanding: 9,980,888 Class A Common Shares, $0.01 par value per share; 5,753,719 Class I Common Shares, $0.01 par value per share; and 796,245 Class ER-I Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended June 30, 2025

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
•
risks related to the development and use of artificial intelligence (AI);
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

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate:
Land	$226,449,000	$226,751,000
Buildings and improvements	985,771,000	968,186,000
	1,212,220,000	1,194,937,000
Less accumulated depreciation	(102,415,000)	(89,628,000)
Real estate, net	1,109,805,000	1,105,309,000
Intangible lease assets, net	62,189,000	65,142,000
RSLCA notes receivable from affiliates	24,855,000	29,243,000
Restricted cash	11,071,000	11,920,000
Cash and cash equivalents	9,456,000	9,348,000
Receivables	9,762,000	9,831,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,724,000	4,700,000
Other assets	2,836,000	1,836,000
Due from affiliates	1,503,000	-
TOTAL ASSETS	$1,257,601,000	$1,258,729,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$561,863,000	$584,765,000
Revolving credit facility	107,971,000	82,452,000
Intangible lease liabilities, net	23,613,000	22,930,000
Accounts payable, accrued expenses and other liabilities	12,188,000	10,332,000
Right-of-use liability	5,290,000	5,185,000
Pending trade deposits	1,253,000	3,096,000
Distributions payable	3,760,000	3,690,000
Due to affiliates	281,000	500,000
Total liabilities	716,219,000	712,950,000

Commitments and contingencies	-	-

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

continued

Equity:
Class A common shares, $0.01 par value per share, 79,066,095 and 79,273,374 shares authorized, 10,153,574 and 10,322,475 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$102,000	$103,000
Class I common shares, $0.01 par value per share, 79,066,095 and 79,273,374 shares authorized, 5,855,715 and 5,981,146 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	59,000	60,000
Class S common shares, $0.01 par value per share, 79,066,095 and 79,273,374 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class D common shares, $0.01 par value per share, 79,066,095 and 0 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class ER-A common shares, $0.01 par value per share, 3,451,847 and 0 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class ER-I common shares, $0.01 par value per share, 3,451,847 and 3,451,847 shares authorized, 754,917 and 258,454 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8,000	3,000
Class ER-S common shares, $0.01 par value per share, 3,451,847 and 0 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class ER-D common shares, $0.01 par value per share, 3,451,847 and 0 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	435,156,000	429,528,000
Cumulative distributions in excess of net income	(95,539,000)	(83,740,000)
Accumulated other comprehensive (loss)	(310,000)	(56,000)
Total shareholders’ equity	339,476,000	345,898,000
Noncontrolling interests attributable to operating partnership	201,906,000	199,881,000
Total equity	541,382,000	545,779,000
TOTAL LIABILITIES AND EQUITY	$1,257,601,000	$1,258,729,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$21,876,000	$20,063,000	$43,844,000	$40,532,000
Interest income on notes receivable from affiliates	1,239,000	1,093,000	2,605,000	2,016,000
Other	35,000	23,000	56,000	51,000
Total revenues	23,150,000	21,179,000	46,505,000	42,599,000

Operating Expenses
Property operating expenses	2,766,000	2,636,000	5,810,000	5,541,000
Management fees to affiliates	91,000	45,000	520,000	369,000
General and administrative expenses	399,000	349,000	738,000	686,000
Depreciation and amortization	11,072,000	10,287,000	22,044,000	20,655,000
Provision for impairment	-	-	-	250,000
Total operating expenses	14,328,000	13,317,000	29,112,000	27,501,000

Gain on sales, net	5,184,000	69,000	5,184,000	69,000

Income from Operations	14,006,000	7,931,000	22,577,000	15,167,000

Other Income (Expense)
Interest expense	(9,348,000)	(7,967,000)	(18,540,000)	(15,805,000)
Interest income	6,000	11,000	10,000	24,000
Total other income (expense)	(9,342,000)	(7,956,000)	(18,530,000)	(15,781,000)

Net income (loss)	4,664,000	(25,000)	4,047,000	(614,000)

Net (income) loss attributable to noncontrolling interests	(1,652,000)	6,000	(1,435,000)	205,000

Net income (loss) attributable to common shareholders	$3,012,000	$(19,000)	$2,612,000	$(409,000)

Net income (loss) per common share attributable to common shareholders, basic and diluted	$0.18	$(0.00)	$0.16	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	16,615,390	16,112,050	16,568,790	15,908,667

Other comprehensive income (loss):
Net income (loss)	$4,664,000	$(25,000)	$4,047,000	$(614,000)
Other comprehensive (loss) income - unrealized gain (loss) on change in fair value of cash flow hedges	(126,000)	94,000	(393,000)	591,000
Comprehensive income (loss)	4,538,000	69,000	3,654,000	(23,000)
Comprehensive income (loss) attributable to noncontrolling interests	(1,606,000)	(25,000)	(1,296,000)	6,000
Comprehensive income (loss) attributable to common shareholders	$2,932,000	$44,000	$2,358,000	$(17,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2025

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Par Value								Additional	distributions	other	Total	attributable to
	Class	Class	Class	Class	Class	Class	Class	Class	paid-in	in excess	comprehensive	shareholders'	operating	Total
	A	I	S	D	ER-A	ER-I (a)	ER-S	ER-D	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2024	$103,000	$60,000	$-	$-	$-	$3,000	$-	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000
Net (loss)	-	-	-	-	-	-	-	-	-	(400,000)	-	(400,000)	(217,000)	(617,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(174,000)	(174,000)	(93,000)	(267,000)
Issuance of common shares	1,000	1,000	-	-	-	2,000	-	-	11,276,000	-	-	11,280,000	-	11,280,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,220,000	-	-	1,220,000	-	1,220,000
Repurchase of common shares	(1,000)	(2,000)	-	-	-	-	-	-	(10,260,000)	-	-	(10,263,000)	-	(10,263,000)
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	604,000	-	-	$604,000	(604,000)	-
Offering costs	-	-	-	-	-	-	-	-	(582,000)	-	-	(582,000)	-	(582,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,183,000)	-	(7,183,000)	(3,862,000)	(11,045,000)
Balance, March 31, 2025	103,000	59,000	-	-	-	5,000	-	-	431,786,000	(91,323,000)	(230,000)	340,400,000	195,105,000	535,505,000
Net income	-	-	-	-	-	-	-	-	-	3,012,000	-	3,012,000	1,652,000	4,664,000
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(80,000)	(80,000)	(46,000)	(126,000)
Issuance of common shares	1,000	1,000	-	-	-	3,000	-	-	11,529,000	-	-	11,534,000	-	11,534,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,234,000	-	-	1,234,000	-	1,234,000
Repurchase of common shares	(2,000)	(1,000)	-	-	-	-	-	-	(8,947,000)	-	-	(8,950,000)	-	(8,950,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	9,455,000	9,455,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	182,000	-	-	182,000	(182,000)	-
Offering costs	-	-	-	-	-	-	-	-	(628,000)	-	-	(628,000)	(94,000)	(722,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,228,000)	-	(7,228,000)	(3,984,000)	(11,212,000)
Balance, June 30, 2025	$102,000	$59,000	$-	$-	$-	$8,000	$-	$-	$435,156,000	$(95,539,000)	$(310,000)	$339,476,000	$201,906,000	$541,382,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Six months ended June 30, 2024

(Unaudited)

									Noncontrolling
						Cumulative	Accumulated		interest
					Additional	distributions	other	Total	attributable to
	Par Value				paid-in	in excess	comprehensive	shareholders'	operating	Total
	Class A	Class I	ER (a)	Class S	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2023	$100,000	$58,000	$-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	2,000	1,000	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	-	-	-	-	968,000	-	-	968,000	-	968,000
Repurchase of common shares	-	(3,000)	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	102,000	56,000	-	-	409,958,000	(65,664,000)	(31,000)	344,421,000	183,158,000	527,579,000
Net (loss)	-	-	-	-	-	(19,000)	-	(19,000)	(6,000)	(25,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	63,000	63,000	31,000	94,000
Issuance of common shares	1,000	4,000	-	-	13,523,000	-	-	13,528,000	-	13,528,000
Issuance of common shares under DRIP	-	-	-		1,116,000			1,116,000	-	1,116,000
Repurchase of common shares	-	(1,000)	-	-	(3,899,000)	-	-	(3,900,000)	-	(3,900,000)
Conversion of OP Units to common shares	-	1,000	-		1,223,000	-	-	1,224,000	(1,224,000)	-
Offering costs	-	-	-	-	(324,000)	-	-	(324,000)	-	(324,000)
Distributions	-	-	-	-	-	(7,015,000)	-	(7,015,000)	(3,463,000)	(10,478,000)
Balance, June 30, 2024	$103,000	$60,000	$-	$-	$421,597,000	$(72,698,000)	$32,000	$349,094,000	$178,496,000	$527,590,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,047,000	$(614,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,044,000	20,655,000
Provision for impairment	-	250,000
Gain on sales, net	(5,184,000)	(69,000)
Amortization of deferred rent receivables/liabilities, net	(435,000)	(417,000)
Amortization of above/below-market lease intangibles, net	(1,236,000)	(1,325,000)
Amortization of assumed below/above-market debt, net	2,504,000	1,924,000
Amortization of lease incentives	126,000	128,000
Amortization of deferred financing costs	330,000	197,000
Amortization of deferred ground rent	81,000	81,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	427,000	136,000
Other assets	(1,089,000)	(265,000)
Due from affiliates	23,000	536,000
Accounts payable, accrued expenses and other liabilities	333,000	(108,000)
Due to affiliates	(380,000)	(173,000)
Net cash provided by operating activities	21,591,000	20,936,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(35,935,000)	(10,218,000)
Proceeds from sale of real estate	29,171,000	122,000
Improvements of real estate	(376,000)	(420,000)
Advances on notes receivable from affiliated parties	-	(2,000)
Advances on RSLCA notes receivable from affiliated party	(65,370,000)	(74,508,000)
Repayments on RSLCA notes receivable from affiliated party	69,758,000	59,469,000
Net cash used in investing activities	(2,752,000)	(25,557,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	19,717,000	20,623,000
Offering costs from issuance of common shares	(1,210,000)	(772,000)
Repurchases of common shares	(19,213,000)	(11,963,000)
Offering costs from issuance of noncontrolling interests	(94,000)	-
Proceeds from pending trade deposits	1,252,000	364,000
Repayments of mortgage loans payable	(25,519,000)	(28,839,000)
Proceeds from revolving credit facilities	25,519,000	59,000,000
Repayments of revolving credit facilities	-	(15,000,000)
Payments of financing costs	(301,000)	(761,000)
Common shares distributions	(12,205,000)	(11,929,000)
Noncontrolling interests distributions	(7,526,000)	(6,714,000)
Net cash (used in) / provided by financing activities	(19,580,000)	4,009,000

Net (decrease) in cash, cash equivalents and restricted cash	(741,000)	(612,000)
Cash, cash equivalents and restricted cash at beginning of year	21,268,000	19,329,000
Cash, cash equivalents and restricted cash at end of period	$20,527,000	$18,717,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$9,456,000	$6,841,000
Restricted cash	11,071,000	11,876,000
Cash, cash equivalents and restricted cash at end of period	$20,527,000	$18,717,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,070,000	$13,834,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,760,000	$3,512,000
Distributions reinvested into Class A and Class I common shares	$2,454,000	$2,084,000
Conversion of OP Units to Class I common shares	$786,000	$1,885,000
Recognition of guaranty receivable and liability	$1,365,000	$-
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$9,455,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 359 properties in 34 states (collectively, the “Trust Properties”) as of June 30, 2025. The Trust Properties are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Quarter Ended June 30, 2025

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of June 30, 2025.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.1 million as of June 30, 2025, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements, and leasing commissions of the underlying properties collateralized by the respective loan.

Accounting Pronouncements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 359 properties in 34 states as of June 30, 2025. As of June 30, 2025, the Company’s portfolio was 99.1% leased and is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the six months ended June 30, 2025 is composed of the following:

Six months ended June 30, 2025
Balance - beginning of year	$1,194,937,000
Acquisitions (a)	43,295,000
Dispositions	(26,388,000)
Improvements	376,000
Balance - end of period	$1,212,220,000

Accumulated depreciation
Balance - beginning of year	$(89,628,000)
Dispositions	2,762,000
Depreciation expense	(15,549,000)
Balance - end of period	$(102,415,000)

Net book value - end of period	$1,109,805,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the six months ended June 30, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.4 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details).

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million, that were previously managed by the Sponsor on behalf of its investor. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

On May 7, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.1 million, that was previously managed by the Sponsor on behalf of its investor. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 77,572 OP Units totaling $2.1 million.

An allocation of the purchase price, including acquisition costs, for all acquisitions during the six months ended June 30, 2025 are as follows:

Land	$6,067,000
Building	33,127,000
Building and site improvements	4,101,000
Lease in-place intangible assets	4,340,000
Lease above-market intangible assets	53,000
47,688,000
Liabilities assumed:
Lease below-market intangible liabilities	(2,298,000)
Purchase price (including acquisition costs)	$45,390,000

Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $27.1 million of which was still outstanding as of June 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss).

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

payments under this lease agreement totaled $35.0 million, $34.9 million of which was still outstanding as of June 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance, and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and six months ended June 30, 2025 and 2024. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income (loss). Rental revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Base rents	$18,804,000	$17,039,000	$37,328,000	$34,060,000
Tenant reimbursables	2,245,000	2,124,000	4,845,000	4,730,000
Straight-line rent adjustments	201,000	199,000	435,000	417,000
Above/below market lease amortization, net	626,000	701,000	1,236,000	1,325,000
Total rental revenue	$21,876,000	$20,063,000	$43,844,000	$40,532,000

Concentration of Credit Risk

As of June 30, 2025, the Company’s portfolio is occupied by 39 different primarily national investment-grade necessity-based retail tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the six months ended June 30, 2025:

Tenant	% of total base rents
Walgreens	17.9%
Dollar General	15.7%

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based retail properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $24.9 million as of June 30, 2025.

Notes Receivable from Affiliated Parties

On November 8, 2024, the Company entered into a $1.1 million real estate note as the lender secured by a two property net-leased DST managed by ExchangeRight. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments. The Company’s receivable under this real estate note totaled $1.1 million as of June 30, 2025 and is included in notes receivable from affiliates on the consolidated balance sheet.

On November 7, 2024, the Company entered into a $14.2 million real estate note as the lender secured by a 13 property net-leased DST owned by ExchangeRight as of that date. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments. The Company’s receivable under this real estate note totaled $14.2 million as of June 30, 2025 and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender secured by a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million as of June 30, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On August 25, 2022, the Company entered into a real estate note as the lender secured by a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million as of June 30, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of June 30, 2025:

	June 30, 2025
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$107,065,000	$(46,980,000)	$60,085,000	7.3
Above-market leases	3,905,000	(1,801,000)	2,104,000	6.0
Total intangible lease assets, net	$110,970,000	$(48,781,000)	$62,189,000

Below-market leases	$35,341,000	$(11,728,000)	$23,613,000	11.1

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net adjustment to rental revenue	$626,000	$701,000	$1,236,000	$1,325,000

Amortization of in-place leases	$3,224,000	$3,054,000	$6,469,000	$6,216,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of June 30, 2025 are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2025	$6,309,000	$(260,000)	$1,539,000	$1,279,000
2026	11,685,000	(484,000)	3,021,000	2,537,000
2027	9,893,000	(386,000)	2,598,000	2,212,000
2028	7,849,000	(342,000)	2,385,000	2,043,000
2029	6,519,000	(294,000)	2,242,000	1,948,000
Thereafter	17,830,000	(338,000)	11,828,000	11,490,000
Total	$60,085,000	$(2,104,000)	$23,613,000	$21,509,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2025, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $545.8 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $561.9 million. As of June 30, 2025, the aggregate fair value of the Company’s revolving credit facility approximated its carrying value.

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $81,000 will be reclassified as an increase to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the six months ended June 30, 2025.

The following is a summary of the derivative financial instrument attributes held by the Company at June 30, 2025:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(481,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of June 30, 2025. Fixed-rate mortgage loans payable are composed of the following as of June 30, 2025:

			June 30, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	9/2/2025	$24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			$575,425,000	4.28%	(c)
Unamortized issuance costs, net			(758,000)
Unamortized below market debt discount, net			(12,804,000)
			$561,863,000

(a)
These fixed-rate mortgages are recourse loans pursuant to their pre-defined loan terms.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

(b)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.22% as of June 30, 2025.

During the six months ended June 30, 2025, the Company repaid a $25.5 million mortgage loan payable by its contractual maturity date in May 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. On April 30, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an existing lender under the terms of the credit agreement. The additional commitments increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $135.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of June 30, 2025, the Company has borrowed $108.0 million under this credit facility with a blended interest rate of 6.48% and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of June 30, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $21.9 million outstanding under this secured revolving line of credit, resulting in $78.1 million available for borrowing by the Company and ExchangeRight as of June 30, 2025.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding mortgage loans payable and revolving credit facilities are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2025	$49,432,000	$-	$49,432,000
2026	77,445,000	-	77,445,000
2027	134,223,000	107,971,000	242,194,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$575,425,000	$107,971,000	$683,396,000

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

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

Class D Common Shares

On June 10, 2025, the Company classified and designated a new class of common shares of beneficial interest, $0.01 par value per share of the Company designated as Class D Common Shares. Each Class D Common Share held in a shareholder’s account will automatically and without any action on the part of the shareholder thereof convert into a number of Class I Common Shares equal to the Class D Conversion Rate (as defined below) upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event, but any such determination will not preclude the conversion of Class D Common Shares into Class I Common Shares in connection with the occurrence of any successive Conversion Event. The “Class D Conversion Rate” means a fraction, the numerator of which is the net asset value (“NAV”) of the Company allocable to the Class D Common Shares, divided by the number of outstanding Class D Common Shares, and the denominator of which is the NAV of the Company allocable to the Class I Common Shares, divided by the number of outstanding Class I Common Shares immediately prior to the Conversion Event. For these purposes, a “Conversion Event” is defined in the Company’s Third Amended and Restated Declaration of Trust, dated June 10, 2025 (the “Amended Declaration of Trust”) to generally mean (i) the listing of any class of the Company’s shares on a national securities exchange pursuant to a public offering, or (ii) any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Operating Partnership or the Company, as a result of which all outstanding Company shares are cancelled in exchange for the right to receive cash or securities that have been, as of the closing date of such transaction, listed on a national securities exchange for at least 180 days, or a combination thereof. Otherwise, the Class D Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares (except for certain conversion rights with respect to the Class A and Class S Common Shares as set forth in the Amended Declaration of Trust).

Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares

On June 10, 2025, the Company classified and designated three new classes of common shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, and renamed the existing Class ER Common Shares, which were classified and designated on May 30, 2024 (the “Legacy Class ER Common Shares”) as Class ER-I Common Shares. Other than the name change, the Class ER-I Common Shares are identical to the Legacy Class ER Common Shares in all respects, including as it relates to preferences, rights, voting powers, restrictions, and limitations. The terms, conditions, rights, preferences, and obligations of the Class ER-I Common Shares, Class ER-D Common Shares, Class ER-A Common Shares, and Class ER-S Common Shares (collectively, the “Class ER Common Shares”) are substantially similar to each other, but are substantially dissimilar to the other classes of Common Shares of the Company.

Each of the Class ER Common Shares are subject to mandatory conversion upon the occurrence of certain events. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares, Class A Common Shares, Class S Common Shares, or Class D Common Shares of the Company, as applicable, on a 1:1 basis, upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event. Any such determination will not preclude the conversion of Class ER Common Shares, as applicable, into the other classes of Common Shares described above in connection with the occurrence of any successive Conversion Event.

Each of the Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common shareholder’s purchase of the applicable class of such common shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares, as applicable, into an equal number of the respective Class I, Class A, Class S, or Class D Common Shares, on a 1:1 basis. The Trustee will provide written notice to the affected shareholder of its intent to exercise the conversion rights described in the preceding sentence no less than 30 calendar days prior to any such conversion date.

Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Common Shares to the respective Class I, Class A, Class S, or Class D Common Shares on a 1:1 basis. The Class ER Common Shares have no other redemption rights and are not eligible for repurchase or redemption under the Company’s share repurchase program.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2025 and December 31, 2024, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D common shares offering prices in effect for the six months ended June 30, 2025:

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.28	n/a	$28.97	n/a	n/a	n/a
January 24, 2025 through April 23,2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
April 24, 2025 through June 9, 2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
June 10, 2025 through June 30, 2025	$27.37	$29.10	$28.36	$27.37	$27.23	$28.97	$28.22	$27.23

The following table provides a reconciliation of the Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D common share activity for the six months ended June 30, 2025:

	Class I	Class A	Class S	Class D	Class ER-I (a)	Class ER-A	Class ER-S	Class ER-D
December 31, 2024	5,981,146	10,322,475	-	-	258,454	-	-	-
Issuance of common shares	107,906	27,601	-	-	259,866	-	-	-
Issuance of common shares under DRIP	23,722	21,365	-	-	-	-	-	-
Repurchase of common shares	(267,003)	(118,678)	-	-	-	-	-	-
Conversion of OP Units to common shares	22,718	-	-	-	-	-	-	-
March 31, 2025	5,868,489	10,252,763	-	-	518,320	-	-	-
Issuance of common shares	85,272	80,596	-	-	236,597	-	-	-
Issuance of common shares under DRIP	24,437	21,112	-	-	-	-	-	-
Repurchase of common shares	(129,331)	(200,897)	-	-	-	-	-	-
Conversion of OP Units to common shares	6,848	-	-	-	-	-	-	-
June 30, 2025	5,855,715	10,153,574	-	-	754,917	-	-	-

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table provides a reconciliation of the Class I, Class A, Class S, and Class ER common share activity for the six months ended June 30, 2024:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

	Class I	Class A	Class S	Class ER (a)
December 31, 2023	5,768,982	10,017,613	-	-
Issuance of common shares	85,569	214,923	-	-
Issuance of common shares under DRIP	16,573	19,638	-	-
Repurchase of common shares	(251,315)	(52,959)	-	-
Conversion of OP Units to common shares	24,449	-	-	-
March 31, 2024	5,644,258	10,199,215	-	-
Issuance of common shares	380,982	111,513	-	-
Issuance of common shares under DRIP	19,613	21,991	-	-
Repurchase of common shares	(96,924)	(51,244)	-	-
Conversion of OP Units to common shares	45,492	-	-	-
June 30, 2024	5,993,421	10,281,475	-	-

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, Class D, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares, or as approved by the Trustee. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended June 30, 2025, the Company repurchased 129,331 Class I Common Shares and 200,897 Class A Common Shares totaling $9.0 million under the share repurchase program. During the six months ended June 30, 2025, the Company repurchased 319,575 Class I Common Shares and 396,334 Class A Common Shares totaling $19.2 million under the share repurchase program.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through June 30, 2025. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

The following table provides a summary of the monthly distributions declared per share for the six months ended June 30, 2025:

	Class I	Class A	Class ER-I
January	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449
April	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449
	$0.8694	$0.8694	$0.8694

Cumulative distributions relating to Class I Common Shares, Class A Common Shares, Class ER-I Common Shares and Operating Partnership units (“OP Units”) totaling $3.8 million were declared but not yet paid as of June 30, 2025 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of June 30, 2025 were paid in cash or reinvested in the Company’s common shares in July 2025.

Noncontrolling Interests

The Operating Partnership had 9,287,267 OP Units outstanding as of June 30, 2025. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. OP Units totaling 6,848 and 29,566 were exchanged for the same number of Class I Common Shares during the three and six months ended June 30, 2025, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

Per the asset management agreement, the Company paid a 1.0% acquisition fee on property acquisitions during the six months ended June 30, 2025 totaling $0.4 million to ExchangeRight.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, Class ER-D Common Shares, and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class S, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.2 million and $0.3 million were included in total equity for the three and six months ended June 30, 2025, respectively, for which the Company was obligated to pay the Sponsor. In addition, Class A and Class ER-I Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and were included in total equity.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of June 30, 2025, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of June 30, 2025.

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

There was no performance participation earned or paid during the three and six months ended June 30, 2025.

Asset Management and Property Management Fees

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

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

Asset management and property management fees for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Asset management fees (a)	$56,000	$32,000	$281,000	$169,000
Property management fees (b)	$35,000	$13,000	$239,000	$200,000

(a)
Asset management fees are net of $0.5 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2024, respectively, in fees which were irrevocably waived by the asset manager.
(a)
Property management fees are net of $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2024, respectively, in fees which were irrevocably waived by the property manager.

Guaranties

During the six months ended June 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of June 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $278.3 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of June 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $17,500 and $22,500 under these guaranties during the three and six months ended June 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $1.3 million as of June 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Note 11. Income (Loss) Per Share

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Basic income (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic income (loss) EPS is the same as diluted income (loss) EPS for the three months ended June 30, 2025 and 2024. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the six months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$4,664,000	$(25,000)	$4,047,000	$(614,000)
Net loss attributable to noncontrolling interests	(1,652,000)	6,000	(1,435,000)	205,000
Net income (loss) attributable to common shareholders, basic and diluted	$3,012,000	$(19,000)	$2,612,000	$(409,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,615,390	16,112,050	16,568,790	15,908,667

Net income (loss) per common share attributable to common shareholders, basic and diluted	$0.18	$(0.00)	$0.16	$(0.03)

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

Common Share Activity

The Company issued 11,427 Class A Common Shares, 29,736 Class I Common Shares (excluding the 30,859 OP Units that were exchanged for same number of Class I Common Shares discussed below), and 41,328 Class ER Common Shares totaling $2.3 million in proceeds from July 1, 2025 through the date of issuance of this report.

The Company repurchased 184,113 Class A Common Shares totaling $5.0 million and 131,732 Class I Common Shares totaling $3.5 million from July 1, 2025 through the date of this report. Additionally, 30,859 OP Units were exchanged for the same number of Class I Common Shares from July 1, 2025 through the issuance of this report.

The Company adjusted the offering price of its Class I, Class A, Class S and Class D Common Shares effective July 22, 2025, as set forth in the table below. The offering price for the Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares remained unchanged and is not updated to equal net asset value (“NAV”) per Common Share as of June 30, 2025.

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
July 22, 2025	$27.17	$28.89	$28.16	$27.17	$27.23	$28.97	$28.22	$27.23

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended June 30, 2025

Real Estate Activity

From July 1, 2025 through the date of issuance of this report, the Operating Partnership entered into an agreement with a certain DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is for 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreement. The maximum remaining contractual payments under this lease agreement totaled $71.8 million as of the date of this report, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under this guaranty as of the date of issuance of this report.

Debt Activity

On July 7, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $15.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $150.0 million.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 359 properties in 34 states as of June 30, 2025. These properties were 99.1% leased as of June 30, 2025 and are occupied by 39 different primarily national investment-grade necessity-based retail tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which is a sweeping federal reconciliation package that permanently extends and expands key provisions of the 2017 Tax Cuts and Jobs Act, introduces new tax benefits (including elevated standard deductions, higher state-and-local tax (“SALT”) caps, and no taxation on tips and overtime income for certain workers), and enacts broad reductions in government spending. As directly applicable to the Company, the OBBBA contains provisions that may affect the Company and its shareholders. For example, as long as the Company qualifies as a REIT, distributions made to our taxable domestic shareholders out of current or accumulated earnings and profits, and not designated as capital gain dividends, will be taken into account by them as ordinary dividends and will not be eligible for the dividends-received deduction for corporate shareholders. Generally our ordinary dividends will be taxable to our domestic shareholders as ordinary income. However, individual shareholders are allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by the Company, subject to certain limitations. The deduction for 20% of ordinary REIT dividends was set to expire on December 31, 2025, but the OBBBA made this deduction permanent. In addition, the Company is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to shareholders. As a result, the Company’s dividends generally are not eligible for the 20% maximum tax rate on qualified dividends. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, individual shareholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by the Company, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. The maximum tax rate of 37% was set to increase after December 31, 2025; however, the OBBBA made such rate permanent. In sum, the OBBBA is a complex revision to the U.S. federal income tax laws with potentially far-reaching consequences. The OBBBA will require subsequent rulemaking in a number of areas. The long-term impact of the OBBBA on the Company, the Operating Partnership, the Company’s shareholders, the Operating Partnership’s unitholders, our tenants, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. The Company’s shareholders are urged to consult with their own tax advisors regarding the impact of the OBBBA to them and their acquisition, ownership, and disposition of the Company’s Common Shares.

During the six months ended June 30, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, concerns regarding a potential resurgence in inflation due to trade policies, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025, benchmark interest rate levels have largely remained unchanged during the first six months of 2025, including mortgage rates which remain at 15-year highs. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of June 30, 2025. The Company has borrowed $108.0 million under its revolving credit facility as of June 30, 2025, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Effective June 10, 2025, the Company created four new classes of common shares, Class D, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, and renamed the existing Class ER Common Shares, which were classified and designated on May 30, 2024 (the “Legacy Class ER Common Shares”) as Class ER-I Common Shares. For a description of the preferences, rights, restrictions, qualifications, and terms and conditions of the Class D and Class ER-A, Class ER-S, and Class ER-D Common Shares, see “Common Shares and Noncontrolling Interests” below. As of June 30, 2025, no Class D, Class ER-A Common Shares, Class ER-S Common Shares, or Class ER-D Common Shares were outstanding.

Highlights for the Six Months Ended June 30, 2025

Operating Results

The June 2025 distribution marked the 75th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $22.3 million for the six months ended June 30, 2025. As of June 30, 2025, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.40% annualized return, based on the $0.1449 per share distribution rate and $27.17 NAV per share as of June 30, 2025. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of June 30, 2025 and current offering price of the Company’s common shares:

	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
Offering price (effective July 22, 2025)	$27.17	$28.89	$28.16	$27.17	$27.23	$28.97	$28.22	$27.23
Annualized distribution rate (a)	6.40%	6.02%	5.32%	6.15%	6.38%	6.00%	5.31%	6.13%
Trailing 12 month total return (b)	6.52%	0.17%	n/a	n/a	n/a	n/a	n/a	n/a
Three-year total annual return (b)	5.47%	3.16%	n/a	n/a	n/a	n/a	n/a	n/a
Inception-to-date total annual return (b)	8.41%	6.94%	n/a	n/a	n/a	n/a	n/a	n/a
(a)
The annualized distribution rate is calculated by the June 30, 2025 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s June 30, 2025 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 99.1% leased and its weighted average lease term as of June 30, 2025 is 6.1 years. The Company executed 16 lease renewals during the six months ended June 30, 2025 with average lease extensions of 74 months. The Company also executed 1 new lease during the six months ended June 30, 2025 with a lease term of 180 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. On April 30, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an existing lender under the terms of the credit agreement. The additional commitments increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $135.0 million. The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of June 30, 2025, the Company has borrowed $108.0 million under this credit facility with a blended interest rate of 6.48% and is in compliance with all financial covenants. Furthermore, on July 7, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $15.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $150.0 million.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of June 30, 2025. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of June 30, 2025:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	17.7%	$22.57	4.3
Dollar General	22	88	110	1,037,200	$11,322,200	15.0%	$10.92	4.8
Tractor Supply	20	5	25	561,100	$7,447,700	9.9%	$13.27	9.7
Hobby Lobby	10	1	11	643,000	$5,159,700	6.8%	$8.02	4.8
Family Dollar	22	13	35	304,800	$3,905,200	5.2%	$12.81	3.8
Pick ’n Save	3	1	4	245,000	$3,584,900	4.7%	$14.63	4.4
Advance Auto Parts	26	4	30	220,100	$3,312,100	4.4%	$15.05	3.9
Fresenius Medical Care	10	2	12	102,500	$3,271,500	4.3%	$31.92	5.5
Stop & Shop	-	1	1	102,100	$2,940,000	3.9%	$28.80	11.4
CVS Pharmacy	7	1	8	100,300	$2,329,500	3.1%	$23.23	4.3
BioLife Plasma Services L.P.	-	3	3	45,600	$2,048,800	2.7%	$44.93	10.5
Napa Auto Parts	1	17	18	148,700	$1,859,300	2.5%	$12.50	10.9
Kroger	3	-	3	200,100	$1,624,500	2.2%	$8.12	6.0
Publix	2	-	2	96,800	$1,548,400	2.1%	$16.00	14.9
Hy-Vee	-	1	1	101,200	$1,415,800	1.9%	$13.99	13.6
Old National Bank	-	3	3	41,600	$1,358,000	1.8%	$32.64	4.5
Dollar Tree	10	-	10	97,600	$1,027,900	1.4%	$10.53	4.2
Giant Eagle	1	-	1	81,800	$850,700	1.1%	$10.40	5.8
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.0%	$17.67	6.3
AutoZone	6	1	7	51,100	$721,700	1.0%	$14.12	3.7
FedEx	1	-	1	124,700	$681,600	0.9%	$5.47	11.1
Sherwin Williams	7	-	7	46,500	$666,400	0.9%	$14.33	4.1
O’Reilly	6	1	7	48,700	$663,000	0.9%	$13.61	4.0
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	4.9
Verizon Wireless	2	-	2	11,300	$569,800	0.8%	$50.42	2.0
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	3.6
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	8.3
PNC Bank, N.A.	-	1	1	6,100	$272,200	0.4%	$44.62	3.3
HomeGoods	1	-	1	22,200	$255,800	0.3%	$11.52	5.8
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	1.7
The Christ Hospital	-	1	1	9,300	$185,000	0.2%	$19.89	2.5
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	5.6
TCF National Bank	-	1	1	4,500	$116,700	0.2%	$25.93	1.5
Adult and Child Health, Inc.	-	1	1	6,000	$113,500	0.2%	$18.92	4.5
Dollar General Market	-	1	1	10,700	$109,300	0.1%	$10.21	13.9
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	0.7
A Plus Childcare	1	-	1	11,500	$91,500	0.1%	$7.96	7.4
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	1.3
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	8.0
Total Occupied Portfolio	193	166	359	5,258,300	$75,480,300	100.0%	$14.35	6.1
Vacant				46,400
Total Portfolio				5,304,700

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2025. Tenant concessions and abatements are reflected in this measure.

Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2025, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of June 30, 2025:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	156	1,450,300	27.3%	$16,364,600	21.7%
Healthcare and Pharmacy Retail	49	691,800	13.0%	15,676,800	20.8%
Grocery	15	919,400	17.3%	13,128,900	17.4%
Farm and Rural Supply	25	561,100	10.6%	7,447,700	9.9%
Discount Automotive	62	468,600	8.8%	6,556,100	8.7%
Discount Specialty Retail	15	716,500	13.5%	6,204,400	8.2%
Medical Care	13	107,100	2.0%	3,464,600	4.6%
Healthcare Providers	6	64,300	1.2%	2,424,300	3.2%
Banking Services	5	52,200	1.0%	1,746,900	2.3%
Integrated Freight & Logistics	1	124,700	2.4%	681,600	0.9%
Paint and Supplies	7	46,500	0.9%	666,400	0.9%
Telecommunications	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Education	1	11,500	0.2%	91,500	0.1%
Total	359	5,258,300	99.1%	$75,480,300	100.0%
Vacant		46,400	0.9%
Total Portfolio		5,304,700	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2025, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of June 30, 2025 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2025	4	35,100	0.7%	$438,100	0.6%	$12.48
2026	38	406,400	7.7%	5,129,300	6.8%	$12.62
2027	37	535,900	10.2%	7,912,000	10.5%	$14.76
2028	45	471,600	9.0%	8,265,200	11.0%	$17.53
2029	40	677,100	12.9%	8,722,900	11.6%	$12.88
2030	49	604,500	11.5%	9,482,000	12.6%	$15.69
2031	46	739,400	14.1%	9,683,800	12.8%	$13.10
2032	37	545,500	10.4%	7,705,700	10.2%	$14.13
2033	14	178,600	3.4%	2,985,400	4.0%	$16.72
2034	12	219,200	4.2%	2,477,300	3.3%	$11.30
2035	9	76,000	1.4%	1,506,800	2.0%	$19.83
2036	7	265,300	5.0%	4,203,000	5.6%	$15.84
2037	6	64,900	1.2%	753,200	1.0%	$11.61
2038	3	24,900	0.5%	289,800	0.4%	$11.64
2039	4	175,100	3.3%	2,961,700	3.9%	$16.91
2040 and thereafter	8	238,800	4.5%	2,964,100	3.9%	$12.41
Total	359	5,258,300	100.0%	$75,480,300	100.0%	$14.35

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of June 30, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2025, no tenants were in a free rent concession period.

The following table details annualized base rents by state for our portfolio as of June 30, 2025:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.3%	$8,450,800	11.2%
Wisconsin	23	538,300	10.1%	7,110,900	9.4%
Texas	40	443,800	8.4%	6,626,400	8.8%
Ohio	36	573,800	10.8%	6,436,100	8.5%
Louisiana	41	427,100	8.1%	5,236,800	6.9%
Tennessee	18	273,800	5.2%	3,627,600	4.8%
Alabama	14	260,500	4.9%	3,521,900	4.7%
Indiana	14	291,800	5.5%	3,457,500	4.6%
Florida	17	194,900	3.7%	3,172,800	4.2%
South Carolina	18	211,200	4.0%	3,053,300	4.0%
Massachusetts	1	102,100	1.9%	2,940,000	3.9%
Georgia	12	248,000	4.7%	2,794,800	3.7%
North Carolina	14	210,000	4.0%	2,575,600	3.4%
Michigan	9	143,500	2.7%	2,211,600	2.9%
Pennsylvania	13	129,200	2.4%	2,119,400	2.8%
Virginia	7	106,400	2.0%	1,757,000	2.3%
Missouri	7	67,900	1.3%	1,428,500	1.9%
Minnesota	1	101,200	1.9%	1,415,800	1.9%
Nevada	2	31,100	0.6%	1,089,500	1.4%
Arkansas	4	154,100	2.9%	943,500	1.2%
Arizona	2	23,700	0.4%	887,600	1.2%
Utah	2	44,700	0.8%	648,700	0.9%
New Jersey	2	30,300	0.6%	596,500	0.8%
Connecticut	3	38,000	0.7%	572,100	0.8%
Oklahoma	4	53,800	1.0%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Kansas	2	26,200	0.5%	350,200	0.5%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Total Portfolio	359	5,304,700	100.0%	$75,480,300	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of June 30, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of June 30, 2025, no tenants were in a free rent concession period.

Activity for the Six Months Ended June 30, 2025

Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the six months ended June 30, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000

Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.4 million to ExchangeRight at the time of the acquisition.

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million, that were previously managed by the Sponsor on behalf of its investor. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

On May 7, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.1 million, that was previously managed by the Sponsor on behalf of its investor. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 77,572 OP Units totaling $2.1 million.

All acquisitions during the six months ended June 30, 2025 were accounted for as asset acquisitions and the related purchase prices were allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $27.1 million of which was still outstanding as of June 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report.

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss).

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million,, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $35.0 million, $34.9 million of which was still outstanding as of June 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report.

Guaranties

During the six months ended June 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of June 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $278.3 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of June 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $17,500 and $22,500 under these guaranties during the three and six months ended June 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $1.3 million as of June 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $4.4 million during the six months ended June 30, 2025 decreasing the balance of the RSLCA notes receivable to $24.9 million at June 30, 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $150.0, million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of June 30, 2025, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $21.9 million outstanding under this revolving line of credit, resulting in $78.1 million available for borrowing by the Company and ExchangeRight as of June 30, 2025.

Mortgage Loans Payable

During the six months ended June 30, 2025, the Company repaid a $25.5 million mortgage loan payable by its contractual maturity date in May 2025.

Common Shares and Noncontrolling Interests

Class D Common Shares

On June 10, 2025, the Company classified and designated a new class of common shares of beneficial interest, $0.01 par value per share of the Company designated as Class D Common Shares. Each Class D Common Share held in a shareholder’s account will automatically and without any action on the part of the shareholder thereof convert into an equal number of Class I Common Shares equal to the Class D Conversion Rate (as defined below) upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event, but any such determination will not preclude the conversion of Class D Common Shares into Class I Common Shares in connection with the occurrence of any successive Conversion Event. The “Class D Conversion Rate” means a fraction, the numerator of which is the net asset value (“NAV”) of the Company allocable to the Class D Common Shares, divided by the number of outstanding Class D Common Shares, and the denominator of which is the NAV of the Company allocable to the Class I Common Shares, divided by the number of outstanding Class I Common Shares immediately prior to the Conversion Event. For these purposes, a “Conversion Event” is defined in the Company’s Third Amended and Restated Declaration of Trust date June 10, 2025 (the “Amended Declaration of Trust”) to generally mean (i) the listing of any class of the Company’s shares on a national securities exchange pursuant to a public offering, or (ii) any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Operating Partnership or the Company, as a result of which all outstanding Company shares are cancelled in exchange for the right to receive cash or securities that have been, as of the closing date of such transaction, listed on a national securities exchange for at least 180 days, or a combination thereof. Otherwise, the Class D Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares (except for certain conversion rights with respect to the Class A and Class S Common Shares as set forth in the Amended Declaration of Trust).

Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares

On June 10, 2025, the Company classified and designated three new classes of common shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, and renamed the existing Class ER Common Shares, which were classified and designated on May 30, 2024 (the “Legacy Class ER Common Shares”) as Class ER-I Common Shares. Other than the name change, the Class ER-I Common Shares are identical to the Legacy Class ER Common Shares in all respects, including as it relates to preferences, rights, voting powers, restrictions, and limitations. The terms, conditions, rights, preferences, and obligations of the Class ER-I Common Shares, Class ER-D Common Shares, Class ER-A Common Shares, and Class ER-S Common Shares (collectively, the “Class ER Common Shares”) are substantially similar to each other, but are substantially dissimilar to the other classes of Common Shares of the Company.

Each of the Class ER Common Shares are subject to mandatory conversion upon the occurrence of certain events. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares, Class D Common Shares, Class A Common Shares, or Class S Common Shares of the Company, as applicable, on a 1:1 basis, upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event. Any such determination will not preclude the conversion of Class ER Common Shares, as applicable, into the other classes of Common Shares described above in connection with the occurrence of any successive Conversion Event.

Each of the Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common shareholder’s purchase of the applicable class of such common shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares, as applicable, into an equal number of the respective Class I, Class A, Class S, or Class D Common Shares, on a 1:1 basis. The Trustee will provide written notice to the affected shareholder of its intent to exercise the conversion rights described in the preceding sentence no less than 30 calendar days prior to any such conversion date.

Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Common Shares to the respective Class I, Class A, Class S, or Class D Common Shares on a 1:1 basis.

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

The following table provides a summary of certain Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares attributes during the six months ended June 30, 2025:

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.28	n/a	$28.97	n/a	n/a	n/a
January 24, 2025 through April 23,2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
April 24, 2025 through June 9, 2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
June 10, 2025 through June 30, 2025	$27.37	$29.10	$28.36	$27.37	$27.23	$28.97	$28.22	$27.23

The Company issued 109,710 Class I Common Shares, 101,708 Class A Common Shares, and 236,597 Class ER-I shares resulting in an aggregate of $12.8 million in proceeds to the Company during the three months ended June 30, 2025. The Company issued 241,338 Class I Common Shares, 150,674 Class A Common Shares, and 496,463 Class ER-I shares resulting in an aggregate of $25.3 million in proceeds to the Company during the six months ended June 30, 2025.

No Class S Common Shares, Class D Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, or Class ER-D Common Shares were issued during the three or six months ended June 30, 2025.

The Company redeemed 129,331 Class I Common Shares and 200,897 Class A Common Shares totaling $9.0 million during the three months ended June 30, 2025. The Company redeemed 396,334 Class I Common Shares and 319,575 Class A Common Shares totaling $19.2 million during the three months ended June 30, 2025.

The Operating Partnership issued 345,458 OP Units totaling $9.5 million in relation to the acquisition of four properties on April 4, 2025 and one property on May 7, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

As of June 30, 2025, the Company owned 359 properties that were 99.1% leased. As of June 30, 2024, the Company owned 353 properties that were 98.4% leased. The following table details the Company’s results of operations for the three months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,
	2025	2024	Change
Rental revenue	$21,876,000	$20,063,000	$1,813,000
Interest income on notes receivable from affiliates	1,239,000	1,093,000	146,000
Other	35,000	23,000	12,000
Property operating expenses	(2,766,000)	(2,636,000)	(130,000)
Management fees to affiliates	(91,000)	(45,000)	(46,000)
General and administrative expenses	(399,000)	(349,000)	(50,000)
Depreciation and amortization	(11,072,000)	(10,287,000)	(785,000)
Interest expense	(9,348,000)	(7,967,000)	(1,381,000)
Gain on sales, net	5,184,000	69,000	5,115,000
Interest income	6,000	11,000	(5,000)
Net income (loss)	$4,664,000	$(25,000)	$4,689,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $1.8 million, or 9.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. The rental revenues associated with these acquired properties were $2.6 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. This increase was offset by a decrease in rental revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 of $0.7 million related to the 29 properties sold between November 7, 2024 and June 17, 2025.

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

Interest income from the RSLCA increased $0.2 million for the three months ended June 30, 2025 as a result of the interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024. The increase in interest income on notes receivable from affiliates was offset by a decrease in interest earned on the RSLCA of $0.1 million as a result of an approximate $12.6 million decrease in the average daily outstanding balance of the RSLCA during the three months ended June 30, 2025 versus the three months ended June 30, 2024.

Property operating expenses increased $0.1 million, or 4.9% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in property operating expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. The property operating expenses associated with these properties were $0.3 million and $0 for the three months ended June 30, 2025 and 2024, respectively. This increase was offset by a decrease in property operating expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 of $0.1 million related to the 29 properties sold between November 7, 2024 and June 17, 2025.

Management fees to affiliates increased $0.1 million, or 102.2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Asset management fees increased $24,000 and property management fees increased $22,000 during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, respectively. Asset management fees for the three months ended June 30, 2025 consisted of $0.1 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Asset management fees for the three months ended June 30, 2024 consisted of $0.5 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $35,000 of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager for the three months ended June 30, 2025. Property management fees consisted of $0.2 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager for the three months ended June 30, 2024.

General and administrative expenses remained consistent, totaling $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization increased $0.8 million, or 7.6%, for the three months ended June 30, 2025 and 2024. Depreciation and amortization during the three months ended June 30, 2025 was impacted by the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. Depreciation and amortization expense associated with these properties totaled $1.4 million and $0 for the three months ended June 30, 2025 and 2024, respectively, which was offset by a decrease in depreciation and amortization expense of $0.4 million related to the 29 properties sold between November 7, 2024 and June 17, 2025, as well as a decrease as a result of certain intangible assets being fully depreciated.

Interest expense increased $1.4 million, or 17.3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of (1) an increase in interest expense of $1.1 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio on November 19, 2024, and (3) an increase of $0.3 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.3 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Comparison of the Six Months Ended June 30, 2025 and 2024

As of June 30, 2025, the Company owned 359 properties that were 99.1% leased. As of June 30, 2024, the Company owned 352 properties that were 98.6% leased. The following table details the Company’s results of operations for the six months ended June 30, 2025 and 2024, respectively:

	Six months ended June 30,
	2025	2024	Change
Rental revenue	$43,844,000	$40,532,000	$3,312,000
Interest income on notes receivable from affiliates	2,605,000	2,016,000	589,000
Other	56,000	51,000	5,000
Property operating expenses	(5,810,000)	(5,541,000)	(269,000)
Management fees to affiliates	(520,000)	(369,000)	(151,000)
General and administrative expenses	(738,000)	(686,000)	(52,000)
Depreciation and amortization	(22,044,000)	(20,655,000)	(1,389,000)
Provisions for impairment	-	(250,000)	250,000
Interest expense	(18,540,000)	(15,805,000)	(2,735,000)
Gain on sales, net	5,184,000	69,000	5,115,000
Interest income	10,000	24,000	(14,000)
Net income (loss)	$4,047,000	$(614,000)	$4,661,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $3.3 million, or 8.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. The rental revenues associated with these properties were $4.8 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. This increase was offset by a decrease in rental revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 of $1.2 million related to the 29 properties sold between November 7, 2024 and June 17, 2025.

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

Interest income increased $0.4 million as a result of the interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024. Further, interest income from the RSLCA increased $0.1 million for the six months ended June 30, 2025 as a result of the Amendment to the RSLCA agreement entered into in September 2024 in which the Company now earns an Unused Facility Fee and an Annual Access Fee.

Property operating expenses increased $0.3 million, or 4.6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in property operating expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. The property operating expenses associated with these properties were $0.6 million and $0 for the six months ended June 30, 2025 and 2024, respectively. This increase was offset by a decrease in property operating expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 of $0.2 million related to the 29 properties sold between November 7, 2024 and June 17, 2025.

Management fees to affiliates increased $0.2 million, or 40.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Asset management fees and property management fees both increased $0.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, respectively. Asset management fees for the six months ended June 30, 2025 consisted of $0.3 million of earned fees per the management agreement, net of $0.8 million of fees which were irrevocably waived by the asset manager. Asset management fees for the six months ended June 30, 2024 consisted of $0.9 million of earned fees per the management agreement, net of $0.8 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager for the six months ended June 30, 2025. Property management fees consisted of $0.4 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager, for the six months ended June 30, 2024.

General and administrative expenses remained consistent, totaling $0.7 million for the six months ended June 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization increased $1.4 million, or 6.7%, for the six months ended June 30, 2025 and 2024. Depreciation and amortization during the six months ended June 30, 2025 was impacted by the acquisition of 36 properties at various dates from May 30, 2024 through June 25, 2025. Depreciation and amortization expense increases associated with these properties totaled $2.5 million and $0 for the six months ended June 30, 2025 and 2024, respectively, which was offset by a decrease in depreciation and amortization expense of $0.7 million related to the 29 properties sold between November 7, 2024 and June 17, 2025, as well as a decrease as a result of certain intangible assets being fully depreciated.

Interest expense increased $2.7 million, or 17.3%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of (1) an increase in interest expense of $2.2 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio on November 19, 2024, and (3) an increase of $0.6 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.9 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Liquidity and Capital Resources

The Company has historically funded, and expects to continue to fund, short-term liquidity requirements, including debt service and distributions to our shareholders and distributions to holders of noncontrolling interests, from its operations. The Company funds acquisitions and certain capital expenditures primarily from the sale of shares of its Common Shares, the issuance of additional OP Units, and through the assumption or incurrence of debt. The Company believes that its current liquidity position is sufficient to meet its expected acquisition activity. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, secured financings, or a line of credit.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $4.4 million during the six months ended June 30, 2025 decreasing the balance of the RSLCA notes receivable to $24.9 million at June 30, 2025.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the six months ended June 30, 2025. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $150.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals.

As of June 30, 2025, the Company has borrowed $108.0 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of June 30, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $21.9 million outstanding, resulting in $78.1 million available for borrowing by the Company and ExchangeRight as of June 30, 2025.

Fixed-rate mortgage loans payable were composed of the following as of June 30, 2025:

			June 30, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	9/2/2025	$24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/1/2025	25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/10/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/1/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/1/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/1/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/1/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/1/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/11/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/1/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/1/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	4/8/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/1/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	8/1/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/1/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/1/2031	37,564,000	3.45%
			$575,425,000	4.28%	(c)
Unamortized issuance costs, net			(758,000)
Unamortized below market debt discount, net			(12,804,000)
			$561,863,000

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
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.22% as of June 30, 2025.

The following table details the Company’s scheduled debt maturities as of June 30, 2025:

	Mortgage loan payable
Year	balloon payments	Line of credit	Total
Remainder of 2025	$49,432,000	$-	$49,432,000
2026	77,445,000	-	77,445,000
2027	134,223,000	107,971,000	242,194,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$575,425,000	$107,971,000	$683,396,000

The mortgage loans payable mature at various dates from September 2025 through January 2031. The Company intends to repay the mortgage debt maturing in 2025 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.1 million in restricted cash as of June 30, 2025.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are summarized below:

	Six months ended June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$21,591,000	$20,936,000
Investing activities	$(2,752,000)	$(25,557,000)
Financing activities	$(19,580,000)	$4,009,000

Operating Activities

Net cash from operating activities was $21.6 million and $20.9 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operations increased $0.7 million, or 3.1%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in the results for the 36 properties acquired at various dates from May 30, 2024 through June 25, 2025. This increase was offset by a decrease in results for the 29 properties sold between November 7, 2024 and June 17, 2025. as well as an increase in cash paid for interest of $2.2 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA, property acquisitions, dispositions, and leasehold improvements. During the six months ended June 30, 2025, the Company acquired 11 properties for a total cash outlay of $35.9 million, and incurred expenditures of $0.4 million for improvements of real estate. These cash outflows were offset by $29.2 million in proceeds from the sale of 14 properties at various dates and $4.4 million in net repayments under the RSLCA. During the six months ended June 30, 2024, the Company had $15.0 million in net advances under the RSLCA, acquired a property for a total cash outlay of $10.2 million, and incurred expenditures of $0.4 million for improvements of real estate. These cash outflows were offset by $0.1 million in proceeds received from the sale of real estate as a result of a condemnation settlement at one property.

Financing Activities

During the six months ended June 30, 2025, the Company had a balloon mortgage loan repayment of $25.5 million, redemptions of $19.2 million of Class I and Class A Common Shares, distributions of $12.2 million to the holders of Class I, Class A, and Class ER-I Common Shares, distributions of $7.5 million to the holders of OP Units, financing costs of $0.3 million related to the expansion of the Company's line of credit, and offering costs of $0.1 million in relation to the issuance of noncontrolling interests, which was offset by borrowings from its revolving credit facilities of $25.5 million, net proceeds of $18.5 million from the issuance of Class I Common Shares, Class A Common Shares, and Class ER-I Common Shares, and pending trade deposits of $1.3 million.

During the six months ended June 30, 2024, the Company had balloon mortgage loan repayments of $28.8 million, redemptions of $12.0 million of Class A and Class I Common Shares, distributions of $11.9 million to the holders of Class A and Class I Common Shares, distributions of $6.7 million to the holders of OP Units, and financing costs of $0.8 million related to the revolving line of credit entered into in May 2024, which was offset by net borrowings of $44.0 million from its revolving credit facilities, net proceeds of $19.9 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $0.4 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through June 30, 2025. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.8 million were declared but not yet paid as of June 30, 2025. The unpaid distributions as of June 30, 2025 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during July 2025.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER-I Common Share for the six months ended June 30, 2025 and 2024, respectively:

	June 30, 2025			June 30, 2024
	Class I	Class A	Class ER-I	Class I	Class A
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
April	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$0.8694	$0.8694	$0.8694	$0.8694	$0.8694

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the six months ended June 30, 2025 and 2024:

	June 30, 2025				June 30, 2024
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	48,159	(a)	$1,304,000	(a)	16,573	(b)	$443,000	(b)
Class A	42,477		1,151,000		19,638		525,000
Class S	-		-		-		-
Class D	-		-		-		-
Total	90,636		$2,455,000		36,211		$968,000

(a) Includes the issuance of 15,660 Class I Common Shares totaling $424,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 9,054 Class I Common Shares totaling $243,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

The following table details the sources of our cash distributions during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Cash Distributions
Common Shares	$12,205,000	$11,929,000
Noncontrolling interests	7,526,000	6,714,000
Total cash distributions	$19,731,000	$18,643,000

Sources of Distributions
Cash flows from operating activities (a)	$19,731,000	$18,643,000

Cash flows from operating activities	$21,591,000	$20,936,000
Funds from Operations (“FFO”) (b)	$20,973,000	$20,290,000
Adjusted FFO (b)	$22,276,000	$20,809,000

(a)
As of June 30, 2025, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net income (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the six months ended June 30, 2025 and 2024, respectively, is provided below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at June 30, 2025:

	Mortgage loans	Line of	Interest	Operating ground
Year	payable	credit	payments (a)	lease obligation	Total
Remainder of 2025	$49,432,000	$-	$15,430,000	$143,000	$65,005,000
2026	77,445,000	-	28,310,000	285,000	106,040,000
2027	134,223,000	107,971,000	24,210,000	285,000	266,689,000
2028	182,587,000	-	16,804,000	285,000	199,676,000
2029	94,174,000	-	3,295,000	285,000	97,754,000
Thereafter	37,564,000	-	1,296,000	28,460,000	67,320,000
Total	$575,425,000	$107,971,000	$89,345,000	$29,743,000	$802,484,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of June 30, 2025.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.2 million $0.3 million were included in total equity for the three and six months ended June 30, 2025, for which the Company was obligated to reimburse ExchangeRight.

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of these master lessee as outlined in the respective master lease agreements. As of June 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $278.3 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of June 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $17,500 and $22,500 under these guaranties during the three and six months ended June 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $1.3 million as of June 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of June 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $278.3 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of June 30, 2025.

Other than these guaranties and the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of June 30, 2025 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025. There have been no material changes in such critical accounting policies during the six months ended June 30, 2025.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income (loss). The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

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

Inflation

During the six months ended June 30, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, concerns regarding a potential resurgence in inflation due to trade policies, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025, benchmark interest rate levels have largely remained unchanged during the first six months of 2025, including mortgage rates which remain at 15-year highs. While the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024 and an additional 50 basis points in the fourth quarter ended December 31, 2024, there remains uncertainty as to what extent the Federal Reserve and other central banks will continue to ease monetary policy in 2025.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of June 30, 2025. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

FFO and Adjusted FFO should be reviewed with net income (loss) attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Adjusted FFO do not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) income attributable to common shareholders or to cash flow from operating activities. The Company’s computations of FFO and Adjusted FFO may differ from the computations utilized by other REITs and, accordingly, may not be comparable to such REITs.

A reconciliation of net income (loss) attributable to common shareholders to FFO and Adjusted FFO for the three and six months ended June 30, 2025 and 2024, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$3,012,000	$(19,000)	$2,612,000	$(409,000)
Depreciation and amortization	11,105,000	10,321,000	22,110,000	20,723,000
Gain on sales, net	(5,184,000)	(69,000)	(5,184,000)	(69,000)
Provisions for impairment	-	-	-	250,000
Net income (loss) attributable to noncontrolling interests	1,652,000	(6,000)	1,435,000	(205,000)
FFO applicable to diluted common shares	10,585,000	10,227,000	20,973,000	20,290,000
Adjustments:
Straight-line rent adjustments	(201,000)	(199,000)	(435,000)	(417,000)
Above/below market lease amortization, net	(626,000)	(701,000)	(1,236,000)	(1,325,000)
Amortization of deferred financing costs	179,000	124,000	330,000	197,000
Above/below market debt amortization, net	1,215,000	968,000	2,504,000	1,924,000
Straight-line ground rent adjustments	41,000	41,000	81,000	81,000
Amortization of tax incentive financing arrangement	28,000	29,000	59,000	59,000
Adjusted FFO applicable to diluted common shares	$11,221,000	$10,489,000	$22,276,000	$20,809,000

FFO per diluted common shares	$0.41	$0.42	$0.82	$0.85
Adjusted FFO per diluted common shares	$0.43	$0.44	$0.87	$0.87

Weighted average number of diluted common shares (a):
Common shares	16,615,390	16,112,050	16,568,790	15,908,667
OP Units	9,247,746	7,969,003	9,099,153	7,991,884
	25,863,136	24,081,053	25,667,943	23,900,551

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

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, Class S and Class D common Shares, as well as the OP Units as of June 30, 2025 and December 31, 2024, respectively, and per share/unit is identical for Class I, Class A, Class S and Class D Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of June 30, 2025 and December 31, 2024:

Components	June 30, 2025	December 31, 2024
Investments in real estate	$1,318,600,000	$1,303,800,000
RSLCA notes receivable from affiliates	24,855,000	29,243,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	11,071,000	11,920,000
Cash and cash equivalents	9,456,000	9,348,000
Receivables	7,736,000	6,660,000
Other assets	165,000	1,245,000
Mortgage loans payable	(561,863,000)	(584,765,000)
Revolving credit facility	(107,971,000)	(82,452,000)
Accounts payable, accrued expenses and other liabilities	(10,360,000)	(10,241,000)
Distributions payable	(3,760,000)	(3,690,000)
Pending trade deposits	(1,253,000)	(3,096,000)
Due (to)/from affiliates, net	(281,000)	(500,000)
NAV	$707,795,000	$698,872,000

Class A Common Shares	10,153,574	10,322,475
Class I Common Shares	5,855,715	5,981,146
Class S Common Shares	-	-
Class D Common Shares	-	-
Class ER-A Common Shares	-	-
Class ER-I Common Shares	754,917	258,454
Class ER-S Common Shares	-	-
Class ER-D Common Shares	-	-
OP Units	9,287,267	8,971,374
Total outstanding Common Shares/OP Units	26,051,473	25,533,449

NAV per share/unit	$27.17	$27.37

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of June 30, 2025 and December 31, 2024:

Reconciliation of Shareholders’ Equity to NAV	June 30, 2025	December 31, 2024
Total shareholders’ equity	$339,476,000	$345,898,000
Noncontrolling interests attributable to operating partnership	201,906,000	199,881,000
Total equity per GAAP	541,382,000	545,779,000
Adjustment:
Fair value adjustment of real estate investments	166,413,000	153,093,000
NAV	$707,795,000	$698,872,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At June 30, 2025, $481,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) June 30, 2025 are recorded at fair value using a weighted average discount rate of 6.45% with a range of 6.35% to 6.55% and weighted average exit capitalization rate of 5.80% with a range of 5.70% to 5.90% and (2) December 31, 2024 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of

5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s June 30, 2025 and December 31, 2024 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	June 30, 2025	December 31, 2024
Discount rate (weighted average)	25 bps decrease	$28.13	$28.33
Discount rate (weighted average)	25 bps increase	$26.24	$26.43
Exit capitalization rate (weighted average)	25 bps decrease	$28.50	$28.73
Exit capitalization rate (weighted average)	25 bps increase	$25.95	$26.13

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. Other than the risk factor disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as disclosed therein, there have been no material changes from these previously disclosed risk factors for the three months ended June 30, 2025.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

Private Offering of Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares

On February 28, 2019, we commenced private placement offerings of our Class I and Class A Common Shares, the terms of which have been updated from time to time, including the addition of Class S, Class D, Class ER-A, Class ER-I, Class ER-S and Class ER-D Common Shares to the offering (as so updated, the “Private Offering”). Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements.

During the three months ended June 30, 2025, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	85,272	$27.37	$2,334,000
Class A Common Shares	80,596	$29.10	2,345,000
Class D Common Shares	-	$-	-
Class S Common Shares	-	$-	-
Class ER-I Common Shares	236,597	$28.97	6,855,000
Class ER-A Common Shares	-	$-	-
Class ER-S Common Shares	-	$-	-
Class ER-D Common Shares	-	$-	-
Total	402,465		$11,534,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended June 30, 2025, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $481,000, allocable among the various classes of our common shares as follows: $6,000 with respect to the Class I Common Shares, $48,000 with respect to the Class A Common Shares, and $427,000 with respect to Class ER Common Shares.

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

During the three months ended June 30, 2025, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	24,437	$27.10	$662,000
Class A Common Shares	21,112	$27.10	572,000
Class D Common Shares	-	$-	-
Class S Common Shares	-	$-	-
Total	45,549		$1,234,000

(a)
Includes the issuance of 7,604 Class I Common Shares totaling $206,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.

Issuance of Common Shares to OP Unitholders

The holders of the Operating Partnership’s Class I, Class ER-I and Class A 721 Common Units have the right to cause their units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such units in exchange for Class I, Class ER-I, or Class A Common Shares of the Company, as applicable and corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP units tendered for redemption in the form of Common Shares of the Company corresponding to the class of OP units being redeemed.

During the three months ended June 30, 2025, holders of 6,848 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 6,848 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended June 30, 2025.

Share Repurchases

The Company has a share repurchase program to provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law, if such repurchases do not impair the capital or operations of the Company. The Company is structured to provide partial liquidity to investors through redemptions on a quarterly basis of up to 5%, or as approved by the Trustee, of the Company’s issued and outstanding shares per fiscal year pursuant to the share repurchase program. Affiliates may seek to have their shares repurchased on the same terms and limitations as the common shareholders. However, notwithstanding the foregoing, ExchangeRight’s $15.0 million investment in Class I Common Shares is not eligible for redemption pursuant to the share repurchase program. All shareholder requests to the Company for repurchases have been honored since the inception of the Company. The Class ER-I, Class ER-A, Class-S, and Class ER-D Common Shares are not eligible for repurchase under the share repurchase program.

During the three months ended June 30, 2025, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
April 2025	129,143	200,897	$27.10	$27.24	129,143	200,897	N/A	N/A
May 2025	188	-	$27.10	$-	188	-	N/A	N/A
June 2025	-	-	$-	$-	-	-	N/A	N/A
Total	129,331	200,897			129,331	200,897

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.

(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the quarter ended June 30, 2025, no manager of the Trustee or executive officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1

Third Amended and Restated Declaration of Trust of ExchangeRight Income Fund dated June 10, 2025 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-56543), filed by the Company on June 10, 2025).

10.1

Second Incremental Revolving Commitment Assumption Agreement and First Amendment to Credit Agreement dated April 30, 2025 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Increasing Lender named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-56543), filed by the Company on May 1, 2025).

10.2

Amended and Restated Revolving Note dated April 30, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-56543), filed by the Company on May 1, 2025).

10.3(a)

Amended and Restated Limited Partnership Agreement of ExchangeRight Income Fund Operating Partnership, LP, dated April 4, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s General Form for Registration of Securities on Form 10 filed on April 27, 2023).

10.3(b)

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated May 30, 2024 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-56543), filed by the Company on May 31, 2024).

10.3(c)

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated June 10, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-56543), filed by the Company on June 10, 2025).

10.4	Second Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-56543), filed by the Company on June 10, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGERIGHT INCOME FUND

July 31, 2025	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

July 31, 2025	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)