Form 10-Q
period 2025-09-30
ExchangeRight Income Fund
filed 2025-10-30
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 30, 2025, the issuer had the following shares of common stock outstanding: 9,930,173 Class A Common Shares, $0.01 par value per share; 5,717,065 Class I Common Shares, $0.01 par value per share; 28,340 Class D Common Shares, $0.01 par value per share; 827,114 Class ER-I Common Shares, $0.01 par value per share; 123,264 Class ER-A Common Shares, $0.01 par value per share; and 20,504 Class ER-D Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended September 30, 2025

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
•
the impact of a continued partial shutdown of the U.S. government;
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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate:
Land	$226,892,000	$226,751,000
Buildings and improvements	988,837,000	968,186,000
	1,215,729,000	1,194,937,000
Less accumulated depreciation	(110,284,000)	(89,628,000)
Real estate, net	1,105,445,000	1,105,309,000
Intangible lease assets, net	59,449,000	65,142,000
RSLCA notes receivable from affiliates	22,110,000	29,243,000
Restricted cash	11,351,000	11,920,000
Cash and cash equivalents	7,287,000	9,348,000
Receivables	10,153,000	9,831,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,737,000	4,700,000
Other assets	2,769,000	1,836,000
Due from affiliates	2,542,000	-
TOTAL ASSETS	$1,247,243,000	$1,258,729,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$538,645,000	$584,765,000
Revolving credit facility	132,391,000	82,452,000
Intangible lease liabilities, net	22,847,000	22,930,000
Accounts payable, accrued expenses and other liabilities	13,629,000	10,332,000
Right-of-use liability	5,343,000	5,185,000
Pending trade deposits	795,000	3,096,000
Distributions payable	3,760,000	3,690,000
Due to affiliates	26,000	500,000
Total liabilities	717,436,000	712,950,000

Commitments and contingencies	-	-

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

continued

Equity:
Class A common shares, $0.01 par value per share, 79,443,953 and 79,273,374 shares authorized, 10,011,752 and 10,322,475 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$100,000	$103,000
Class I common shares, $0.01 par value per share, 79,443,953 and 79,273,374 shares authorized, 5,812,438 and 5,981,146 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	58,000	60,000
Class S common shares, $0.01 par value per share, 79,443,953 and 79,273,374 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class D common shares, $0.01 par value per share, 79,443,953 and 0 shares authorized, 26,684 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class ER-A common shares, $0.01 par value per share, 3,672,420 and 0 shares authorized, 100,665 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	-
Class ER-I common shares, $0.01 par value per share, 3,672,420 and 3,451,847 shares authorized, 824,906 and 258,454 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,000	3,000
Class ER-S common shares, $0.01 par value per share, 3,672,420 and 0 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class ER-D common shares, $0.01 par value per share, 3,672,420 and 0 shares authorized, 20,504 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	436,067,000	429,528,000
Cumulative distributions in excess of net income	(103,063,000)	(83,740,000)
Accumulated other comprehensive (loss)	(303,000)	(56,000)
Total shareholders’ equity	332,868,000	345,898,000
Noncontrolling interests attributable to operating partnership	196,939,000	199,881,000
Total equity	529,807,000	545,779,000
TOTAL LIABILITIES AND EQUITY	$1,247,243,000	$1,258,729,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$21,759,000	$19,929,000	$65,603,000	$60,461,000
Interest income on notes receivable from affiliates	1,178,000	1,521,000	3,783,000	3,537,000
Other	55,000	47,000	111,000	98,000
Total revenues	22,992,000	21,497,000	69,497,000	64,096,000

Operating Expenses
Property operating expenses	2,519,000	2,497,000	8,329,000	8,038,000
Management fees to affiliates	40,000	216,000	560,000	585,000
General and administrative expenses	364,000	388,000	1,102,000	1,074,000
Depreciation and amortization	11,066,000	10,257,000	33,110,000	30,912,000
Provision for impairment	-	-	-	250,000
Total operating expenses	13,989,000	13,358,000	43,101,000	40,859,000

Gain on sales, net	-	-	5,184,000	69,000

Income from Operations	9,003,000	8,139,000	31,580,000	23,306,000

Other Income (Expense)
Interest expense	(9,450,000)	(8,266,000)	(27,990,000)	(24,071,000)
Interest income	4,000	9,000	14,000	33,000
Total other income (expense)	(9,446,000)	(8,257,000)	(27,976,000)	(24,038,000)

Net (loss) income	(443,000)	(118,000)	3,604,000	(732,000)

Net loss (income) attributable to noncontrolling interests	154,000	38,000	(1,281,000)	243,000

Net (loss) income attributable to common shareholders	$(289,000)	$(80,000)	$2,323,000	$(489,000)

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.00)	$0.14	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	16,621,322	16,270,862	16,586,493	16,030,280

Other comprehensive (loss) income:
Net (loss) income	$(443,000)	$(118,000)	$3,604,000	$(732,000)
Other comprehensive income (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	11,000	(755,000)	(382,000)	(164,000)
Comprehensive (loss) income	(432,000)	(873,000)	3,222,000	(896,000)
Comprehensive (income) loss attributable to noncontrolling interests	150,000	285,000	(1,146,000)	291,000
Comprehensive (loss) income attributable to common shareholders	$(282,000)	$(588,000)	$2,076,000	$(605,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2025

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Par Value								Additional	distributions	other	Total	attributable to
	Class	Class	Class	Class	Class	Class	Class	Class	paid-in	in excess	comprehensive	shareholders'	operating	Total
	A	I	S	D	ER-A	ER-I (a)	ER-S	ER-D	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2024	$103,000	$60,000	$-	$-	$-	$3,000	$-	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000
Net (loss)	-	-	-	-	-	-	-	-	-	(400,000)	-	(400,000)	(217,000)	(617,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(174,000)	(174,000)	(93,000)	(267,000)
Issuance of common shares	1,000	1,000	-	-	-	2,000	-	-	11,276,000	-	-	11,280,000	-	11,280,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,220,000	-	-	1,220,000	-	1,220,000
Repurchase of common shares	(1,000)	(2,000)	-	-	-	-	-	-	(10,260,000)	-	-	(10,263,000)	-	(10,263,000)
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	604,000	-	-	$604,000	(604,000)	-
Offering costs	-	-	-	-	-	-	-	-	(582,000)	-	-	(582,000)	-	(582,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,183,000)	-	(7,183,000)	(3,862,000)	(11,045,000)
Balance, March 31, 2025	103,000	59,000	-	-	-	5,000	-	-	431,786,000	(91,323,000)	(230,000)	340,400,000	195,105,000	535,505,000
Net income	-	-	-	-	-	-	-	-	-	3,012,000	-	3,012,000	1,652,000	4,664,000
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(80,000)	(80,000)	(46,000)	(126,000)
Issuance of common shares	1,000	1,000	-	-	-	3,000	-	-	11,529,000	-	-	11,534,000	-	11,534,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,234,000	-	-	1,234,000	-	1,234,000
Repurchase of common shares	(2,000)	(1,000)	-	-	-	-	-	-	(8,947,000)	-	-	(8,950,000)	-	(8,950,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	9,455,000	9,455,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	182,000	-	-	182,000	(182,000)	-
Offering costs	-	-	-	-	-	-	-	-	(628,000)	-	-	(628,000)	(94,000)	(722,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,228,000)	-	(7,228,000)	(3,984,000)	(11,212,000)
Balance, June 30, 2025	102,000	59,000	-	-	-	8,000	-	-	435,156,000	(95,539,000)	(310,000)	339,476,000	201,906,000	541,382,000
Net (loss)	-	-	-	-	-	-	-	-	-	(289,000)	-	(289,000)	(154,000)	(443,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	7,000	7,000	4,000	11,000
Issuance of common shares	-	1,000	-	-	1,000	-	-	-	8,505,000	-	-	8,507,000	-	8,507,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,245,000	-	-	1,245,000	-	1,245,000
Repurchase of common shares	(2,000)	(2,000)	-	-	-	-	-	-	(9,312,000)	-	-	(9,316,000)	-	(9,316,000)
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	831,000	-	-	831,000	(831,000)	-
Offering costs	-	-	-	-	-	-	-	-	(358,000)	-	-	(358,000)	-	(358,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,235,000)	-	(7,235,000)	(3,986,000)	(11,221,000)
Balance, September 30, 2025	100,000	$58,000	-	$-	1,000	$8,000	-	$-	$436,067,000	$(103,063,000)	$(303,000)	$332,868,000	$196,939,000	$529,807,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2024

(Unaudited)

									Noncontrolling
						Cumulative	Accumulated		interest
					Additional	distributions	other	Total	attributable to
	Par Value				paid-in	in excess	comprehensive	shareholders'	operating	Total
	Class A	Class I	ER (a)	Class S	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2023	$100,000	$58,000	$-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net (loss)	-	-	-	-	-	(390,000)	-	(390,000)	(199,000)	(589,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	329,000	329,000	168,000	497,000
Issuance of common shares	2,000	1,000	-	-	8,479,000	-	-	8,482,000	-	8,482,000
Issuance of common shares under DRIP	-	-	-	-	968,000	-	-	968,000	-	968,000
Repurchase of common shares	-	(3,000)	-	-	(8,060,000)	-	-	(8,063,000)	-	(8,063,000)
Conversion of OP Units to common shares	-	-	-	-	661,000	-	-	661,000	(661,000)	-
Offering costs	-	-	-	-	(448,000)	-	-	(448,000)	-	(448,000)
Distributions	-	-	-	-	-	(6,826,000)	-	(6,826,000)	(3,484,000)	(10,310,000)
Balance, March 31, 2024	102,000	56,000	-	-	409,958,000	(65,664,000)	(31,000)	344,421,000	183,158,000	527,579,000
Net (loss)	-	-	-	-	-	(19,000)	-	(19,000)	(6,000)	(25,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	63,000	63,000	31,000	94,000
Issuance of common shares	1,000	4,000	-	-	13,523,000	-	-	13,528,000	-	13,528,000
Issuance of common shares under DRIP	-	-	-		1,116,000			1,116,000	-	1,116,000
Repurchase of common shares	-	(1,000)	-	-	(3,899,000)	-	-	(3,900,000)	-	(3,900,000)
Conversion of OP Units to common shares	-	1,000	-		1,223,000	-	-	1,224,000	(1,224,000)	-
Offering costs	-	-	-	-	(324,000)	-	-	(324,000)	-	(324,000)
Distributions	-	-	-	-	-	(7,015,000)	-	(7,015,000)	(3,463,000)	(10,478,000)
Balance, June 30, 2024	103,000	60,000	-	-	421,597,000	(72,698,000)	32,000	349,094,000	178,496,000	527,590,000
Net (loss)	-	-		-	-	(80,000)	-	(80,000)	(38,000)	(118,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-		-	-	-	(508,000)	(508,000)	(247,000)	(755,000)
Issuance of common shares	1,000	1,000	1,000	-	8,162,000	-	-	8,165,000	-	8,165,000
Issuance of common shares under DRIP	-	-	-		1,142,000			1,142,000	-	1,142,000
Repurchase of common shares	-	(1,000)		-	(5,577,000)	-	-	(5,578,000)	-	(5,578,000)
Conversion of OP Units to common shares	-	-		-	401,000	-	-	401,000	(401,000)	-
Offering costs	-	-		-	(377,000)	-	-	(377,000)	-	(377,000)
Distributions	-	-		-	-	(7,077,000)	-	(7,077,000)	(3,457,000)	(10,534,000)
Balance, September 30, 2024	$104,000	$60,000	$1,000	$-	$425,348,000	$(79,855,000)	$(476,000)	$345,182,000	$174,353,000	$519,535,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,604,000	$(732,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,110,000	30,912,000
Provision for impairment	-	250,000
Gain on sales, net	(5,184,000)	(69,000)
Amortization of deferred rent receivables/liabilities, net	(653,000)	(614,000)
Amortization of above/below-market lease intangibles, net	(1,871,000)	(1,950,000)
Amortization of assumed below/above-market debt, net	3,650,000	2,897,000
Amortization of lease incentives	202,000	194,000
Amortization of deferred financing costs	528,000	342,000
Amortization of deferred ground rent	121,000	121,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	254,000	130,000
Other assets	(1,160,000)	(280,000)
Due from affiliates	53,000	536,000
Accounts payable, accrued expenses and other liabilities	771,000	1,106,000
Due to affiliates	(691,000)	169,000
Net cash provided by operating activities	32,734,000	33,012,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(39,730,000)	(10,218,000)
Proceeds from sale of real estate	29,171,000	122,000
Improvements of real estate	(668,000)	(564,000)
Advances on notes receivable from affiliated parties	-	(2,000)
Advances on RSLCA notes receivable from affiliated party	(91,948,000)	(99,120,000)
Repayments on RSLCA notes receivable from affiliated party	99,081,000	79,364,000
Net cash used in investing activities	(4,094,000)	(30,418,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	28,226,000	28,788,000
Offering costs from issuance of common shares	(1,568,000)	(1,149,000)
Repurchases of common shares	(28,529,000)	(17,541,000)
Offering costs from issuance of noncontrolling interests	(94,000)	-
Proceeds from pending trade deposits	795,000	1,700,000
Repayments of mortgage loans payable	(49,939,000)	(28,839,000)
Proceeds from revolving credit facilities	49,939,000	59,000,000
Repayments of revolving credit facilities	-	(15,000,000)
Payments of financing costs	(394,000)	(1,161,000)
Common shares distributions	(18,332,000)	(17,971,000)
Noncontrolling interests distributions	(11,374,000)	(10,046,000)
Net cash used in financing activities	(31,270,000)	(2,219,000)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,630,000)	375,000
Cash, cash equivalents and restricted cash at beginning of year	21,268,000	19,329,000
Cash, cash equivalents and restricted cash at end of period	$18,638,000	$19,704,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$7,287,000	$8,096,000
Restricted cash	11,351,000	11,608,000
Cash, cash equivalents and restricted cash at end of period	$18,638,000	$19,704,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,911,000	$20,415,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,760,000	$3,529,000
Distributions reinvested into Class A and Class I common shares	$3,699,000	$3,226,000
Conversion of OP Units to Class I common shares	$1,617,000	$2,286,000
Recognition of guaranty receivable and liability	$2,378,000	$-
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$9,455,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 361 properties in 35 states (collectively, the “Trust Properties”) as of September 30, 2025. The Trust Properties are occupied by 39 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

Quarter Ended September 30, 2025

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of September 30, 2025.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $11.4 million as of September 30, 2025, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements, and leasing commissions of the underlying properties collateralized by the respective loan.

Accounting Pronouncements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 361 properties in 35 states as of September 30, 2025. As of September 30, 2025, the Company’s portfolio was 98.6% leased and is occupied by 39 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the nine months ended September 30, 2025 is composed of the following:

Nine months ended September 30, 2025
Balance - beginning of year	$1,194,937,000
Acquisitions (a)	46,512,000
Dispositions	(26,388,000)
Improvements	668,000
Balance - end of period	$1,215,729,000

Accumulated depreciation
Balance - beginning of year	$(89,628,000)
Dispositions	2,762,000
Depreciation expense	(23,418,000)
Balance - end of period	$(110,284,000)

Net book value - end of period	$1,105,445,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the nine months ended September 30, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000
Lewistown, PA	8/22/2025	$1,812,000
Alamogordo, NM	8/22/2025	$1,983,000

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

An allocation of the purchase price, including acquisition costs, for all acquisitions during the nine months ended September 30, 2025 are as follows:

Land	$6,510,000
Building	35,445,000
Building and site improvements	4,557,000
Lease in-place intangible assets	4,714,000
Lease above-market intangible assets	257,000
51,483,000
Liabilities assumed:
Lease below-market intangible liabilities	(2,298,000)
Purchase price (including acquisition costs)	$49,185,000

Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $26.8 million of which was still outstanding as of September 30, 2025. The Company has not been obligated to make

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss).

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $35.0 million, $34.5 million of which was still outstanding as of September 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance, and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and nine months ended September 30, 2025 and 2024. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income (loss). Rental revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Base rents	$18,808,000	$17,117,000	$56,136,000	$51,177,000
Tenant reimbursables	2,098,000	1,990,000	6,943,000	6,720,000
Straight-line rent adjustments	218,000	197,000	653,000	614,000
Above/below market lease amortization, net	635,000	625,000	1,871,000	1,950,000
Total rental revenue	$21,759,000	$19,929,000	$65,603,000	$60,461,000

Concentration of Credit Risk

As of September 30, 2025, the Company’s portfolio is occupied by 39 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the nine months ended September 30, 2025:

Tenant	% of total base rents
Walgreens	17.8%
Dollar General	15.5%

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $22.1 million as of September 30, 2025.

Notes Receivable from Affiliated Parties

On November 8, 2024, the Company entered into a $1.1 million real estate note as the lender secured by a two property net-leased DST managed by ExchangeRight. The real estate note matures on December 1, 2026, bears interest at a fixed-rate of 5.16% and requires interest only payments. The Company’s receivable under this real estate note totaled $1.1 million as of September 30, 2025 and is included in notes receivable from affiliates on the consolidated balance sheet.

On November 7, 2024, the Company entered into a $14.2 million real estate note as the lender secured by a 13 property net-leased DST owned by ExchangeRight as of that date. The real estate note matures on December 1, 2028, bears interest at a fixed-rate of 5.80% and requires interest only payments. The Company’s receivable under this real estate note totaled $14.2 million as of September 30, 2025 and is included in notes receivable from affiliates in the consolidated balance sheets.

On November 18, 2022, the Company entered into a junior unsecured line of credit agreement as the lender secured by a four property net-leased DST managed by ExchangeRight. The junior unsecured line of credit agreement is for a maximum of $2.6 million, matures on November 18, 2027, generates interest at a fixed-rate of 7.25% and requires monthly interest only payments from the borrower. The Company’s receivable under this junior unsecured line of credit agreement totaled $2.4 million as of September 30, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

On August 25, 2022, the Company entered into a real estate note as the lender secured by a two-property net-leased DST managed by ExchangeRight. The real estate note matures on August 25, 2027, generates interest at a fixed-rate of 6.00% and

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

requires monthly interest only payments from the borrower. The Company’s receivable under this real estate note totaled $3.6 million as of September 30, 2025 and is included in notes receivable from affiliates in the condensed consolidated balance sheets.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of September 30, 2025:

	September 30, 2025
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$107,438,000	$(50,165,000)	$57,273,000	7.2
Above-market leases	4,109,000	(1,933,000)	2,176,000	6.5
Total intangible lease assets, net	$111,547,000	$(52,098,000)	$59,449,000

Below-market leases	$35,341,000	$(12,494,000)	$22,847,000	11.0

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net adjustment to rental revenue	$635,000	$625,000	$1,871,000	$1,950,000

Amortization of in-place leases	$3,185,000	$2,996,000	$9,654,000	$9,212,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of September 30, 2025 are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2025	$3,134,000	$(134,000)	$768,000	$634,000
2026	11,713,000	(500,000)	3,021,000	2,521,000
2027	9,922,000	(402,000)	2,598,000	2,196,000
2028	7,878,000	(357,000)	2,385,000	2,028,000
2029	6,548,000	(310,000)	3,840,000	3,530,000
Thereafter	18,078,000	(473,000)	10,235,000	9,762,000
Total	$57,273,000	$(2,176,000)	$22,847,000	$20,671,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2025, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $521.1 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $538.6 million. As of September 30, 2025, the aggregate fair value of the Company’s revolving credit facility approximated its carrying value.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $139,000 will be reclassified as an increase to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the nine months ended September 30, 2025.

The following is a summary of the derivative financial instrument attributes held by the Company at September 30, 2025:

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(470,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of September 30, 2025. Fixed-rate mortgage loans payable are composed of the following as of September 30, 2025:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

			September 30, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	12/2025	$25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage (a)	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage (a)	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage (a)	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage (a)	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage (a)	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$551,005,000	4.28%	(c)
Unamortized issuance costs, net			(701,000)
Unamortized below market debt discount, net			(11,659,000)
			$538,645,000

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
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.17% as of September 30, 2025.

During the nine months ended September 30, 2025, the Company repaid a $25.5 million mortgage loan payable by its contractual maturity date in May 2025 and a $24.4 million mortgage loan payable by its contractual maturity date in September 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. Next, on April 30, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an existing lender under the terms of the credit agreement. Furthermore, on July 7, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $15.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. These additional commitments increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $150.0 million at September 30, 2025. On October 3, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. This additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $185.0 million.

The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of September 30, 2025, the Company has borrowed $132.4 million under this credit facility with a blended interest rate of 6.21% and is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $32.5 million outstanding under this secured revolving line of credit, resulting in $67.5 million available for borrowing by the Company and ExchangeRight as of September 30, 2025.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding mortgage loans payable and revolving credit facility as of September 30, 2025 are as follows:

	Mortgage loan payable	Revolving
Year	balloon payments	credit facility	Total
Remainder of 2025	$25,012,000	$-	$25,012,000
2026	77,445,000	-	77,445,000
2027	134,223,000	132,391,000	266,614,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$551,005,000	$132,391,000	$683,396,000

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

Quarter Ended September 30, 2025

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

Quarter Ended September 30, 2025

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

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2025 and December 31, 2024, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D common shares offering prices in effect for the nine months ended September 30, 2025:

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.28	n/a	$28.97	n/a	n/a	n/a
January 24, 2025 through April 23,2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
April 24, 2025 through June 9, 2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
June 10, 2025 through July 21, 2025	$27.29	$29.02	$28.28	$27.37	$27.23	$28.97	$28.22	$27.23
July 22, 2025 through August 12, 2025	$27.17	$28.89	$28.16	$27.17	$27.23	$28.97	$28.22	$27.23
August 13, 2025 through September 30, 2025	$27.17	$28.89	$28.16	$27.17	$27.17	$28.89	$28.16	$27.17

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

The following table provides a reconciliation of the Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D common share activity for the nine months ended September 30, 2025:

	Class I	Class A	Class S	Class D	Class ER-I (a)	Class ER-A	Class ER-S	Class ER-D
December 31, 2024	5,981,146	10,322,475	-	-	258,454	-	-	-
Issuance of common shares	107,906	27,601	-	-	259,866	-	-	-
Issuance of common shares under DRIP	23,722	21,365	-	-	-	-	-	-
Repurchase of common shares	(267,003)	(118,678)	-	-	-	-	-	-
Conversion of OP Units to common shares	22,718	-	-	-	-	-	-	-
March 31, 2025	5,868,489	10,252,763	-	-	518,320	-	-	-
Issuance of common shares	85,272	80,596	-	-	236,597	-	-	-
Issuance of common shares under DRIP	24,437	21,112	-	-	-	-	-	-
Repurchase of common shares	(129,331)	(200,897)	-	-	-	-	-	-
Conversion of OP Units to common shares	6,848	-	-	-	-	-	-	-
June 30, 2025	5,855,715	10,153,574	-	-	754,917	-	-	-
Issuance of common shares	63,425	21,141	-	26,684	69,989	100,665	-	20,504
Issuance of common shares under DRIP	25,029	21,150	-	-	-	-	-	-
Repurchase of common shares	(162,590)	(184,113)	-	-	-	-	-	-
Conversion of OP Units to common shares	30,859	-	-	-	-	-	-	-
September 30, 2025	5,812,438	10,011,752	-	26,684	824,906	100,665	-	20,504

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table provides a reconciliation of the Class I, Class A, Class S, and Class ER common share activity for the nine months ended September 30, 2024:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

	Class I	Class A	Class S	Class ER (a)
December 31, 2023	5,768,982	10,017,613	-	-
Issuance of common shares	85,569	214,923	-	-
Issuance of common shares under DRIP	16,573	19,638	-	-
Repurchase of common shares	(251,315)	(52,959)	-	-
Conversion of OP Units to common shares	24,449	-	-	-
March 31, 2024	5,644,258	10,199,215	-	-
Issuance of common shares	380,982	111,513	-	-
Issuance of common shares under DRIP	19,613	21,991	-	-
Repurchase of common shares	(96,924)	(51,244)	-	-
Conversion of OP Units to common shares	45,492	-	-	-
June 30, 2024	5,993,421	10,281,475	-	-
Issuance of common shares	115,641	108,895	-	64,404
Issuance of common shares under DRIP	20,713	21,682	-	-
Repurchase of common shares	(160,642)	(51,383)	-	-
Conversion of OP Units to common shares	15,134	-	-	-
September 30, 2024	5,984,267	10,360,669	-	64,404

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, Class D, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares, or as approved by the Trustee. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended September 30, 2025, the Company repurchased 162,590 Class I Common Shares and 184,113 Class A Common Shares totaling $9.3 million under the share repurchase program. During the nine months ended September 30, 2025, the Company repurchased 558,924 Class I Common Shares and 503,688 Class A Common Shares totaling $28.5 million under the share repurchase program. All redemption requests since inception have been fully satisfied.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through September 30, 2025. The

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the nine months ended September 30, 2025:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$-	$0.1449	$-	$-
February	$0.1449	$0.1449	$-	$0.1449	$-	$-
March	$0.1449	$0.1449	$-	$0.1449	$-	$-
April	$0.1449	$0.1449	$-	$0.1449	$-	$-
May	$0.1449	$0.1449	$-	$0.1449	$-	$-
June	$0.1449	$0.1449	$-	$0.1449	$-	$-
July	$0.1449	$0.1449	$-	$0.1449	$-	$-
August	$0.1449	$0.1449	$-	$0.1449	$-	$-
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$0.1449	$1.3041	$0.1449	$0.1449

Cumulative distributions relating to Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Operating Partnership units (“OP Units”) totaling $3.8 million were declared but not yet paid as of September 30, 2025 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of September 30, 2025 were paid in cash or reinvested in the Company’s common shares in October 2025.

Noncontrolling Interests

The Operating Partnership had 9,256,408 OP Units outstanding as of September 30, 2025. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of Class I Common Shares. OP Units totaling 30,859 and 60,425 were exchanged for the same number of Class I Common Shares during the three and nine months ended September 30, 2025, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

Per the asset management agreement, the Company paid a 1.0% acquisition fee on property acquisitions during the nine months ended September 30, 2025 totaling $0.4 million to ExchangeRight.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, Class ER-D Common Shares, and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class S, Class D, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million and $0.4 million were included in total equity for the three and nine months ended September 30, 2025, respectively, for which the Company was obligated to pay the Sponsor. In addition, Class A, Class ER-I Common Shares, and Class ER-A Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.3 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and were included in total equity.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2025, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of September 30, 2025.

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

There was no performance participation earned or paid during the three and nine months ended September 30, 2025.

Asset Management and Property Management Fees

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

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

Asset management and property management fees for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Asset management fees (a)	$24,000	$23,000	$305,000	$192,000
Property management fees (b)	$16,000	$193,000	$255,000	$393,000

(a)
Asset management fees are net of $0.5 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, in fees which were irrevocably waived by the asset manager.
(a)
Property management fees are net of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million the nine months ended September 30, 2024, respectively, in fees which were irrevocably waived by the property manager.

Guaranties

During the nine months ended September 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $566.7 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $30,000 and $52,500 under these guaranties during the three and nine months ended September 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $2.3 million as of September 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Note 11. Income (Loss) Per Share

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

Basic income (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic income (loss) EPS is the same as diluted income (loss) EPS for the three and nine months ended September 30, 2025 and 2024. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(443,000)	$(118,000)	$3,604,000	$(732,000)
Net loss (income) attributable to noncontrolling interests	154,000	38,000	(1,281,000)	243,000
Net (loss) income attributable to common shareholders, basic and diluted	$(289,000)	$(80,000)	$2,323,000	$(489,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,621,322	16,270,862	16,586,493	16,030,280

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.00)	$0.14	$(0.03)

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

Common Share Activity

The Company issued 33,613 Class I Common Shares (excluding the 47,540 OP Units that were exchanged for same number of Class I Common Shares discussed below), 47,212 Class A Common Shares), 1,656 Class D Common Shares, 2,208 Class ER-I Common Shares, and 22,599 Class ER-A Common Shares totaling $3.0 million in proceeds from October 1, 2025 through the date of issuance of this report.

The Company repurchased 128,987 Class I Common Shares totaling $3.4 million and 128,791 Class A Common Shares totaling $3.4 million from October 1, 2025 through the date of this report. Additionally, 47,540 OP Units were exchanged for the same number of Class I Common Shares from October 1, 2025 through the issuance of this report.

The Company adjusted the offering price of its Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares effective October 24, 2025, as set forth in the table below.

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
October 24, 2025	$27.30	$29.03	$28.29	$27.30	$27.30	$29.03	$28.29	$27.30

Real Estate Activity

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2025

On October 23, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.7 million, that was previously managed by the Sponsor on behalf of its investor. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this acquisition totaling $27,000 to ExchangeRight at the time of the acquisition. In connection with this acquisition, the Operating Partnership issued 51,410 OP Units totaling $1.4 million.

In October 2025, the Operating Partnership entered into an agreement with a certain DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is for 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreement. The maximum remaining contractual payments under this lease agreement totaled $55.7 million as of the date of this report, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under this guaranty as of the date of issuance of this report.

Debt Activity

On October 3, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. The additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $185.0 million.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 361 properties in 35 states as of September 30, 2025. These properties were 98.6% leased as of September 30, 2025 and are occupied by 39 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

During the nine months ended September 30, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025 and debt yields and interest rates have begun to fall, benchmark interest rate levels have remained at elevated levels during the first nine months of 2025, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, and an additional 25 basis points in the third quarter ended September 30, 2025. The Chairman of the Federal Reserve has stated that the rising downside risks to employment have shifted the Fed’s assessment of the balance of risks, indicating the probability of an interest rate easing cycle in the coming quarters.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2025. The Company has borrowed $132.4 million under its revolving credit facility as of September 30, 2025, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Nine Months Ended September 30, 2025

Operating Results

The September 2025 distribution marked the 78th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $33.5 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.37% annualized return, based on the $0.1449 per share distribution rate and $27.30 NAV per share as of September 30, 2025. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of September 30, 2025 and current offering price of the Company’s common shares:

	Class I	Class A	Class S	Class D	Class ER-I		Class ER-A		Class ER-S		Class ER-D
Offering price (effective October 24, 2025)	$27.30	$29.03	$28.29	$27.30	$27.30	0	$29.03	0	$28.29	0	$27.30
Annualized distribution rate (a)	6.37%	5.99%	5.29%	6.12%	6.37%		5.99%		5.29%		6.12%
Trailing 12 month total return (b)	6.52%	0.20%	n/a	n/a	n/a		n/a		n/a		n/a
Three-year total annual return (b)	5.13%	2.84%	n/a	n/a	n/a		n/a		n/a		n/a
Inception-to-date total annual return (b)	8.43%	7.00%	n/a	n/a	n/a		n/a		n/a		n/a
(a)
The annualized distribution rate is calculated by the September 30, 2025 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s September 30, 2025 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.6% leased and its weighted average lease term as of September 30, 2025 is 6.0 years. The Company executed 21 lease renewals with nine different tenants during the nine months ended September 30, 2025 with average lease extensions of 80 months. The Company also executed 2 new leases during the nine months ended September 30, 2025 with an average lease term of 164 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which provides the Company with a revolving credit facility of up to a maximum amount of $75.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On July 23, 2024, the Operating Partnership and the Company increased the revolving credit facility in the amount of $25.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. Next, on April 30, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an existing lender under the terms of the credit agreement. Furthermore, on July 7, 2025, the Operating Partnership and the Company increased the revolving credit facility in the amount of $15.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. These additional commitments increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $150.0 million at September 30, 2025. On October 3, 2025, the Operating Partnership and the Company further increased the revolving credit facility in the amount of $35.0 million pursuant to an incremental revolving commitment from an additional lender under the terms of the credit agreement. This additional commitment increased the Company’s borrowing capacity under the credit agreement’s revolving credit facility to $185.0 million.

The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of September 30, 2025, the Company has borrowed $132.4 million under this credit facility with a blended interest rate of 6.21% and is in compliance with all financial covenants.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of September 30, 2025. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of September 30, 2025:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	17.7%	$22.57	4.1
Dollar General	21	90	111	1,049,400	$11,513,900	15.2%	$10.97	4.8
Tractor Supply	20	5	25	561,100	$7,447,700	9.9%	$13.27	9.7
Hobby Lobby	10	1	11	643,000	$5,159,700	6.8%	$8.02	4.5
Pick ’n Save	3	1	4	245,000	$3,584,900	4.7%	$14.63	4.2
Family Dollar	19	13	32	279,500	$3,563,400	4.7%	$12.75	4.0
Advance Auto Parts	26	4	30	220,100	$3,316,400	4.4%	$15.07	3.7
Fresenius Medical Care	10	2	12	102,500	$3,306,400	4.4%	$32.26	5.2
Stop & Shop	-	1	1	102,100	$2,940,000	3.9%	$28.80	11.2
CVS Pharmacy	7	1	8	100,300	$2,329,500	3.1%	$23.23	4.1
BioLife Plasma Services	-	3	3	45,600	$2,048,800	2.7%	$44.93	10.3
Napa Auto Parts	1	17	18	148,700	$1,867,800	2.4%	$12.56	10.6
Kroger	3	-	3	200,100	$1,624,500	2.1%	$8.12	5.8
Publix	2	-	2	96,800	$1,548,400	2.0%	$16.00	14.7
Hy-Vee	-	1	1	101,200	$1,415,800	1.9%	$13.99	13.3
Old National Bank	-	3	3	41,600	$1,358,000	1.8%	$32.64	4.3
Dollar Tree	11	-	11	106,100	$1,151,400	1.5%	$10.85	3.6
Giant Eagle	1	-	1	81,800	$850,700	1.1%	$10.40	5.5
AutoZone	6	1	7	51,100	$749,600	1.0%	$14.67	3.5
Walmart Neighborhood Market	-	1	1	41,800	$738,600	1.0%	$17.67	6.0
FedEx	1	-	1	124,700	$681,600	0.9%	$5.47	10.8
Sherwin-Williams	7	-	7	46,500	$666,400	0.9%	$14.33	3.9
O'Reilly	6	1	7	48,700	$663,000	0.9%	$13.61	3.7
Goodwill	2	-	2	42,800	$653,200	0.9%	$15.26	4.6
Verizon Wireless	2	-	2	11,300	$569,800	0.7%	$50.42	1.7
Ross Stores	1	-	1	25,800	$354,800	0.5%	$13.75	3.3
Food Lion	1	-	1	41,300	$351,400	0.5%	$8.51	8.1
PNC Bank, N.A.	-	1	1	6,100	$272,200	0.4%	$44.62	13.0
HomeGoods	1	-	1	22,200	$255,800	0.3%	$11.52	5.5
MedSpring	1	-	1	4,600	$193,100	0.3%	$41.98	1.4
The Christ Hospital	-	1	1	9,300	$185,000	0.2%	$19.89	2.3
A Plus Childcare and Learning Academy	1	-	1	11,500	$137,300	0.2%	$11.94	7.2
Five Below	1	-	1	8,500	$135,700	0.2%	$15.96	5.3
Huntington Bank	-	1	1	4,500	$116,700	0.2%	$25.93	6.3
Adult and Child Health	-	1	1	6,000	$113,500	0.2%	$18.92	4.3
Dollar General Market	-	1	1	10,700	$109,300	0.1%	$10.21	13.7
Aaron's	1	-	1	7,200	$101,900	0.1%	$14.15	0.4
Athletico Physical Therapy	1	-	1	3,400	$77,000	0.1%	$22.65	1.0
Archana Grocery	1	-	1	9,300	$74,600	0.1%	$8.02	7.8
Total Occupied Portfolio	190	168	358	5,253,700	$75,575,100	100.0%	$14.39	6.0
Vacant				72,300
Total Portfolio				5,326,000

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2025. Tenant concessions and abatements are reflected in this measure.

Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2025, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of September 30, 2025:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	155	1,445,700	27.1%	$16,338,000	21.6%
Healthcare and Pharmacy Retail	49	691,800	13.0%	15,676,800	20.7%
Grocery	15	919,400	17.3%	13,128,900	17.4%
Farm and Rural Supply	25	561,100	10.5%	7,447,700	9.9%
Discount Automotive	62	468,600	8.8%	6,596,800	8.7%
Discount Specialty Retail	15	716,500	13.5%	6,204,400	8.2%
Medical Care	13	107,100	2.0%	3,499,500	4.6%
Healthcare Providers	6	64,300	1.2%	2,424,300	3.2%
Banking Services	5	52,200	1.0%	1,746,900	2.3%
Integrated Freight & Logistics	1	124,700	2.3%	681,600	0.9%
Paint and Supplies	7	46,500	0.9%	666,400	0.9%
Telecommunications	2	11,300	0.2%	569,800	0.8%
Discount Apparel	1	25,800	0.5%	354,800	0.5%
Education	1	11,500	0.2%	137,300	0.2%
Rental & Leasing Services	1	7,200	0.1%	101,900	0.1%
Total	358	5,253,700	98.6%	$75,575,100	100.0%
Vacant		72,300	1.4%
Total Portfolio		5,326,000	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2025, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of September 30, 2025 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
Remainder of 2025	1	9,200	0.2%	$122,200	0.2%	$13.28
2026	35	374,400	7.1%	4,708,500	6.2%	$12.58
2027	37	535,900	10.2%	7,912,000	10.5%	$14.76
2028	44	465,600	8.9%	7,993,000	10.6%	$17.17
2029	40	677,100	12.9%	8,722,900	11.4%	$12.88
2030	49	604,500	11.5%	9,562,900	12.7%	$15.82
2031	48	752,500	14.3%	9,922,800	13.1%	$13.19
2032	37	545,500	10.4%	7,751,500	10.3%	$14.21
2033	14	178,600	3.4%	2,985,400	4.0%	$16.72
2034	12	219,200	4.2%	2,477,300	3.3%	$11.30
2035	9	76,000	1.4%	1,515,300	2.0%	$19.94
2036	8	284,200	5.4%	4,390,000	5.8%	$15.45
2037	6	64,900	1.2%	753,200	1.0%	$11.61
2038	6	52,300	1.0%	832,200	1.1%	$15.91
2039	4	175,100	3.3%	2,961,700	3.9%	$16.91
2040 and thereafter	8	238,700	4.5%	2,964,200	3.9%	$12.42
Total	358	5,253,700	100.0%	$75,575,100	100.0%	$14.39

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2025, no tenants were in a free rent concession period.

The following table details leasable area for the Company’s owned properties and annualized base rents for occupied properties by state for our portfolio as of September 30, 2025:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.3%	$8,450,800	11.2%
Wisconsin	23	538,300	10.1%	7,119,400	9.4%
Ohio	36	573,800	10.8%	6,442,900	8.5%
Texas	38	443,800	8.3%	6,411,500	8.5%
Louisiana	41	427,100	8.0%	5,236,800	6.9%
Tennessee	18	273,800	5.1%	3,670,000	4.9%
Indiana	14	291,800	5.5%	3,503,300	4.6%
Alabama	13	260,500	4.9%	3,436,600	4.5%
Florida	17	194,900	3.7%	3,172,800	4.2%
South Carolina	18	211,200	4.0%	3,058,000	4.0%
Massachusetts	1	102,100	1.9%	2,940,000	3.9%
Georgia	12	248,000	4.7%	2,794,800	3.7%
North Carolina	14	210,000	3.9%	2,580,000	3.4%
Pennsylvania	14	139,900	2.6%	2,247,800	3.0%
Michigan	9	143,500	2.7%	2,211,600	2.9%
Virginia	7	106,400	2.0%	1,757,000	2.3%
Missouri	7	67,900	1.3%	1,428,500	1.9%
Minnesota	1	101,200	1.9%	1,415,800	1.9%
Nevada	2	31,100	0.6%	1,089,500	1.4%
Arkansas	4	154,100	2.9%	943,500	1.2%
Arizona	2	23,700	0.4%	887,600	1.2%
Utah	2	44,700	0.8%	648,700	0.9%
New Jersey	2	30,300	0.6%	596,500	0.8%
Connecticut	3	38,000	0.7%	584,400	0.8%
Oklahoma	4	53,800	1.0%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.6%
Kansas	2	26,200	0.5%	350,200	0.5%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
New Mexico	1	10,600	0.2%	141,700	0.2%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.2%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Total Portfolio	358	5,326,000	100.0%	$75,575,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2025, no tenants were in a free rent concession period.

Activity for the Nine Months Ended September 30, 2025

Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the nine months ended September 30, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000
Lewistown, PA	8/22/2025	$1,812,000
Alamogordo, NM	8/22/2025	$1,983,000

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

All acquisitions during the nine months ended September 30, 2025 were accounted for as asset acquisitions and the related purchase prices were allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $26.8 million of which was still outstanding as of September 30, 2025. The Company has not been obligated to make any payments under this guaranty as of September 30, 2025.

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss).

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million, which is included in gain on sales, net on the condensed consolidated statements of operations and comprehensive income (loss). In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between this DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $35.0 million, $34.5 million of which was still outstanding as of September 30, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report.

Guaranties

During the nine months ended September 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $566.7 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $30,000 and $52,500 under these guaranties during the three and nine months ended September 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $2.3 million as of September 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $7.1 million during the nine months ended September 30, 2025 decreasing the balance of the RSLCA notes receivable to $22.1 million at September 30, 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $185.0, million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2025, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $32.5 million outstanding under this revolving line of credit, resulting in $67.5 million available for borrowing by the Company and ExchangeRight as of September 30, 2025.

Mortgage Loans Payable

During the nine months ended September 30, 2025, the Company repaid a $25.5 million mortgage loan payable by its contractual maturity date in May 2025 and a $24.4 million mortgage loan payable by its contractual maturity date in September 2025.

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

The following table provides a summary of certain Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares attributes during the nine months ended September 30, 2025:

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
January 1, 2025 through January 23, 2025	$27.29	$29.02	$28.28	n/a	$28.97	n/a	n/a	n/a
January 24, 2025 through April 23,2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
April 24, 2025 through June 9, 2025	$27.37	$29.10	$28.36	n/a	$28.97	n/a	n/a	n/a
June 10, 2025 through July 21, 2025	$27.29	$29.02	$28.28	$27.37	$27.23	$28.97	$28.22	$27.23
July 22, 2025 through August 12, 2025	$27.17	$28.89	$28.16	$27.17	$27.23	$28.97	$28.22	$27.23
August 13, 2025 through September 30, 2025	$27.17	$28.89	$28.16	$27.17	$27.17	$28.89	$28.16	$27.17

The Company issued the following shares during the three and nine months ending September 30, 2025:

	Three Months Ended September 30, 2025 (a)	Nine Months Ended September 30, 2025 (a)
Class I	88,454	329,791
Class A	42,291	192,965
Class D	26,684	26,684
Class ER-I	69,989	566,452
Class ER-A	100,665	100,665
Class ER-D	20,504	20,504
(a)
No Class S or Class ER-S Common Shares were sold during the three or nine months ended September 30, 2025.

The Company received an aggregate of $9.8 million and $35.0 million in proceeds during the three months and nine months ended September 30, 2025 as a result of these share issuances.

The Company redeemed 162,590 Class I Common Shares and 184,113 Class A Common Shares totaling $9.3 million during the three months ended September 30, 2025. The Company redeemed 558,924 Class I Common Shares and 503,688 Class A Common Shares totaling $28.5 million during the nine months ended September 30, 2025.

The Operating Partnership issued 345,458 OP Units totaling $9.5 million in relation to the acquisition of four properties on April 4, 2025 and one property on May 7, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

As of September 30, 2025, the Company owned 361 properties that were 98.6% leased. As of September 30, 2024, the Company owned 353 properties that were 98.5% leased. The following table details the Company’s results of operations for the three months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,
	2025	2024	Change
Rental revenue	$21,759,000	$19,929,000	$1,830,000
Interest income on notes receivable from affiliates	1,178,000	1,521,000	(343,000)
Other	55,000	47,000	8,000
Property operating expenses	(2,519,000)	(2,497,000)	(22,000)
Management fees to affiliates	(40,000)	(216,000)	176,000
General and administrative expenses	(364,000)	(388,000)	24,000
Depreciation and amortization	(11,066,000)	(10,257,000)	(809,000)
Interest expense	(9,450,000)	(8,266,000)	(1,184,000)
Interest income	4,000	9,000	(5,000)
Net (loss)	$(443,000)	$(118,000)	$(325,000)

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $1.8 million, or 9.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the acquisition of 37 properties at various dates from November 2024 through August 2025. The rental revenues associated with these acquired properties were $2.7 million and $0 for the three months ended September 30, 2025 and 2024, respectively. This increase was offset by a decrease in rental revenues for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 of $1.0 million related to the 29 properties sold between November 2024 and June 2025.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income on notes receivable from affiliates decreased $0.3 million for the three months ended September 30, 2025 due to a decrease in interest earned on the RSLCA of $0.6 million, which was a result of an approximate $19.3 million decrease in the average daily outstanding balance of the RSLCA during the three months ended September 30, 2025 versus the three months ended September 30, 2024. This decrease was offset by an increase in interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024.

Property operating expenses increased $22,000, or 0.9% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in property operating expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the acquisition of 37 properties at various dates from November 2024 through August 2025. The property operating expenses associated with these properties were $0.2 million and $0 for the three months ended September 30, 2025 and 2024, respectively. This increase was offset by a decrease in operating expenses of $0.2 million related to the 29 properties sold between November 2024 and June 2025.

Management fees to affiliates decreased $0.2 million, or 81.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Asset management fees remained consistent and property management fees decreased $0.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, respectively. Asset management fees for the three months ended September 30, 2025 consisted of $0.5 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Asset management fees for the three months ended September 30, 2024 consisted of $0.5 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager for the three months ended September 30, 2025. Property management fees consisted of $0.2 million of earned fees per the management agreement for the three months ended September 30, 2024.

General and administrative expenses remained consistent, totaling $0.4 million for the three months ended September 30, 2025 and 2024. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization increased $0.8 million, or 7.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Depreciation and amortization during the three months ended September 30, 2025 was impacted by the acquisition of 37 properties at various dates from November 2024 through August 2025. Depreciation and amortization expense associated with these properties totaled $1.5 million and $0 for the three months ended September 30, 2025 and 2024, respectively, which was offset by a decrease in depreciation and amortization expense of $0.4 million related to the 29 properties sold between November 2024 and June 2025, as well as a decrease as a result of certain intangible assets being fully depreciated.

Interest expense increased $1.2 million, or 14.3%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of (1) an increase in interest expense of $1.0 million related to the Company’s borrowings under its revolving line of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio in November 2024, and (3) an increase of $0.2 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $0.7 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Comparison of the Nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, the Company owned 361 properties that were 98.6% leased. As of September 30, 2024, the Company owned 353 properties that were 98.5% leased. The following table details the Company’s results of operations for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
	2025	2024	Change
Rental revenue	$65,603,000	$60,461,000	$5,142,000
Interest income on notes receivable from affiliates	3,783,000	3,537,000	246,000
Other	111,000	98,000	13,000
Property operating expenses	(8,329,000)	(8,038,000)	(291,000)
Management fees to affiliates	(560,000)	(585,000)	25,000
General and administrative expenses	(1,102,000)	(1,074,000)	(28,000)
Depreciation and amortization	(33,110,000)	(30,912,000)	(2,198,000)
Provision for impairment	-	(250,000)	250,000
Interest expense	(27,990,000)	(24,071,000)	(3,919,000)
Gain on sales, net	5,184,000	69,000	5,115,000
Interest income	14,000	33,000	(19,000)
Net income (loss)	$3,604,000	$(732,000)	$4,336,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $5.1 million, or 8.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the acquisition of 38 properties at various dates from May 2024 through August 2025. The rental revenues associated with these properties were $7.6 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. This increase was offset by a decrease in rental revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 of $2.2 million related to the 29 properties sold between November 2024 and June 2025.

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

Interest income increased $0.2 million as a result of the interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024. This increase was offset by a decrease interest income from the RSLCA of $0.4 million for the nine months ended September 30, 2025, which was a result of an approximate $11.4 million decrease in the average daily outstanding balance of the RSLCA during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Property operating expenses increased $0.3 million, or 3.6% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in property operating expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the acquisition of 38 properties at various dates from May 2024 through August 2025. The property operating expenses associated with these properties were $0.8 million and $0 for the nine months ended September 30, 2025 and 2024, respectively. This increase was offset by a decrease in property operating expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 of $0.4 million related to the 29 properties sold between November 2024 and June 2025.

Management fees to affiliates remained consistent, totaling $0.6 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. Asset management fees increased $0.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, respectively while and property management fees decreased $0.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, respectively. Asset management fees for the nine months ended September 30, 2025 consisted of $1.6 million of earned fees per the management agreement, net of $1.3 million of fees which were irrevocably waived by the asset manager. Asset management fees for the nine months ended September 30, 2024 consisted of $1.4 million of earned fees per the management agreement, net of $1.2 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.6 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the property manager for the three months ended September 30, 2025. Property management fees consisted of $0.6 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager. for the three months ended September 30, 2024.

General and administrative expenses remained consistent, totaling $1.1 million for both the nine months ended September 30, 2025 and 2024. General and administrative expenses consist primarily of audit, tax and legal fees.

Depreciation and amortization increased $2.2 million, or 7.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Depreciation and amortization during the nine months ended September 30, 2025 was impacted by the acquisition of 38 properties at various dates from May 2024 through August 2025. Depreciation and amortization expense increases associated with these properties totaled $4.0 million and $0.1 for the nine months ended September 30, 2025 and 2024, respectively, which was offset by a decrease in depreciation and amortization expense of $1.1 million related to the 29 properties sold between November 2024 and June 2025, as well as a decrease as a result of certain intangible assets being fully depreciated.

Provision for impairment during the nine months ended September 30, 2024 related to the impairment of one property. The estimation and evaluation of this impairment charge relied on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company. No provision for impairment was recorded during the nine months ended September 30, 2025.

Interest expense increased $3.9 million, or 16.3%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of (1) an increase in interest expense of $3.2 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio on November 19, 2024, and (3) an increase of $0.8 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by an $1.7 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Gain on sales, net during the nine months ended September 30, 2025 related to gains on the sale of six properties in April 2025 and the sale of seven properties in June 2025. These gains on sale were offset by a loss on the sale of one property in June 2025. Gain on sales, net during the nine months ended September 30, 2024 related to the receipt of funds related to an easement at one of the Company’s properties.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $7.1 million during the nine months ended September 30, 2025 decreasing the balance of the RSLCA notes receivable to $22.1 million at September 30, 2025.

The Company’s notes receivable under the RSLCA are secured by interests in an entity that indirectly owns net-leased necessity-based properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in this program is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the nine months ended September 30, 2025. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $150.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals. As of September 30, 2025, the Company has borrowed $132.4 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $32.5 million outstanding, resulting in $67.5 million available for borrowing by the Company and ExchangeRight as of September 30, 2025.

Fixed-rate mortgage loans payable were composed of the following as of September 30, 2025:

			September 30, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	12/2025	$25,012,000	4.59%
Fixed-rate mortgage (a)	Interest-only	5/2026	24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/2026	28,110,000	4.06%
Fixed-rate mortgage (a)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage (a)	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage (a)	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage (a)	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage (a)	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage (a)	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$551,005,000	4.28%	(c)
Unamortized issuance costs, net			(701,000)
Unamortized below market debt discount, net			(11,659,000)
			$538,645,000

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
(c)
The weighted average interest rate pursuant to GAAP on mortgage loans payable was 5.17% as of September 30, 2025.

The following table details the Company’s scheduled debt maturities as of September 30, 2025:

	Mortgage loan payable	Revolving
Year	balloon payments	credit facility	Total
Remainder of 2025	$25,012,000	$-	$25,012,000
2026	77,445,000	-	77,445,000
2027	134,223,000	132,391,000	266,614,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
Thereafter	37,564,000	-	37,564,000
	$551,005,000	$132,391,000	$683,396,000

The mortgage loans payable mature at various dates from December 2025 through January 2031. The Company intends to repay the mortgage debt maturing in 2025 and early 2026 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $11.4 million in restricted cash as of September 30, 2025.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are summarized below:

	Nine months ended September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$32,734,000	$33,012,000
Investing activities	$(4,094,000)	$(30,418,000)
Financing activities	$(31,270,000)	$(2,219,000)

Operating Activities

Net cash from operating activities was $32.7 million and $33.0 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operations decreased $0.3 million, or 0.8%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in cash paid for interest of $3.5 million as well as a decrease in results for the 29 properties sold between November 2024 and June 2025. This decrease was offset by an increase in the results for the 38 properties acquired at various dates from May 2024 through June 2025.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA, property acquisitions, dispositions, and leasehold improvements. During the nine months ended September 30, 2025, the Company acquired 13 properties for a total cash outlay of $39.7 million and incurred expenditures of $0.7 million for improvements of real estate. These cash outflows were offset by $29.2 million in proceeds from the sale of 14 properties at various dates and $7.1 million in net repayments under the RSLCA. During the nine months ended September 30, 2024, the Company had $19.8 million in net advances under the RSLCA, acquired a property for a total cash outlay of $10.2 million, and incurred expenditures of $0.6 million for improvements of real estate. These cash outflows were offset by $0.1 million in proceeds received from the sale of real estate as a result of a condemnation settlement at one property.

Financing Activities

During the nine months ended September 30, 2025, the Company had balloon mortgage loan repayments of $49.9 million, redemptions of $28.5 million of Class I and Class A Common Shares, distributions of $11.4 million to the holders of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, distributions of $18.3 million to the holders of OP Units, financing costs of $0.4 million related to the expansion of the Company's line of credit, and offering costs of $0.1 million in relation to the issuance of noncontrolling interests, which was offset by borrowings from its revolving credit facilities of $49.9 million, net proceeds of $26.7 million from the issuance of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, and pending trade deposits of $0.8 million.

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

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through September 30, 2025. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.8 million were declared but not yet paid as of September 30, 2025. The unpaid distributions as of September 30, 2025 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during October 2025.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, and Class ER-D Common Share for the nine months ended September 30, 2025:

	September 30, 2025
	Class I	Class A	Class D	Class ER-I (a)	Class ER-A	Class ER-D
January	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
February	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
March	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
April	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
May	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
June	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
July	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
August	$0.1449	$0.1449	n/a	$0.1449	n/a	n/a
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$0.1449	$1.3041	$0.1449	$0.1449
(a)
On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER-I Common Share for the nine months ended September 30, 2024:

	September 30, 2024
	Class I	Class A	Class ER (a)
January	$0.1449	$0.1449	n/a
February	$0.1449	$0.1449	n/a
March	$0.1449	$0.1449	n/a
April	$0.1449	$0.1449	n/a
May	$0.1449	$0.1449	n/a
June	$0.1449	$0.1449	n/a
July	$0.1449	$0.1449	n/a
August	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$0.2898
(a)
On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	73,188	(a)	$1,979,000	(a)	56,899	(b)	$1,528,000	(b)
Class A	63,627		1,720,000		63,311		1,699,000
Class S	-		-		-		-
Class D	-		-		-		-
Total	136,815		$3,699,000		120,210		$3,227,000

(a) Includes the issuance of 24,196 Class I Common Shares totaling $654,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 13,801 Class I Common Shares totaling $370,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

The following table details the sources of our cash distributions during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Cash Distributions
Common Shares	$18,332,000	$17,971,000
Noncontrolling interests	11,374,000	10,046,000
Total cash distributions	$29,706,000	$28,017,000

Sources of Distributions
Cash flows from operating activities (a)	$29,706,000	$28,017,000

Cash flows from operating activities	$32,734,000	$33,012,000
Funds from Operations (“FFO”) (b)	$31,644,000	$30,467,000
Adjusted FFO (b)	$33,506,000	$31,351,000

(a)
As of September 30, 2025, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net income (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the nine months ended September 30, 2025 and 2024, respectively, is provided below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments and operating lease obligations at September 30, 2025:

	Mortgage loans	Revolving	Interest	Operating ground
Year	payable	credit facility	payments (a)	lease obligation	Total
Remainder of 2025	$25,012,000	$-	$7,871,000	$71,000	$32,954,000
2026	77,445,000	-	29,471,000	285,000	107,201,000
2027	134,223,000	132,391,000	24,697,000	285,000	291,596,000
2028	182,587,000	-	16,804,000	285,000	199,676,000
2029	94,174,000	-	3,295,000	285,000	97,754,000
Thereafter	37,564,000	-	1,296,000	28,460,000	67,320,000
Total	$551,005,000	$132,391,000	$83,434,000	$29,671,000	$796,501,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of September 30, 2025.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.2 million and $0.4 million were included in total equity for the three and nine months ended September 30, 2025, for which the Company was obligated to reimburse ExchangeRight.

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of these master lessee as outlined in the respective master lease agreements. As of September 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $566.7 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $30,000 and $52,500 under these guaranties during the three and nine months ended September 30, 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $2.3 million as of September 30, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2025, the maximum remaining contractual payments under these lease agreements totaled $566.7 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2025.

Other than these guaranties and the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of September 30, 2025 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 27, 2025. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2025.

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

Inflation

During the nine months ended September 30, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025 and debt yields and interest rates have begun to fall, benchmark interest rate levels have remained at elevated levels during the first nine months of 2025, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, and an additional 25 basis points in the third quarter ended September 30, 2025. The Chairman of the Federal Reserve has stated that the rising downside risks to employment have shifted the Fed’s assessment of the balance of risks, indicating the probability of an interest rate easing cycle in the coming quarters.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has not been materially impacted in the current period by elevated interest rate levels as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2025. To the extent the Company utilizes its revolving credit facilities in the future, it may be impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common shareholders	$(289,000)	$(80,000)	$2,323,000	$(489,000)
Depreciation and amortization	11,114,000	10,295,000	33,224,000	31,018,000
Gain on sales, net	-	-	(5,184,000)	(69,000)
Provision for impairment	-	-	-	250,000
Net (loss) income attributable to noncontrolling interests	(154,000)	(38,000)	1,281,000	(243,000)
FFO applicable to diluted common shares	10,671,000	10,177,000	31,644,000	30,467,000
Adjustments:
Straight-line rent adjustments	(218,000)	(197,000)	(653,000)	(614,000)
Above/below market lease amortization, net	(635,000)	(625,000)	(1,871,000)	(1,950,000)
Amortization of deferred financing costs	197,000	145,000	527,000	342,000
Above/below market debt amortization, net	1,146,000	973,000	3,650,000	2,897,000
Straight-line ground rent adjustments	40,000	40,000	121,000	121,000
Amortization of tax incentive financing arrangement	29,000	29,000	88,000	88,000
Adjusted FFO applicable to diluted common shares	$11,230,000	$10,542,000	$33,506,000	$31,351,000

FFO per diluted common shares	$0.41	$0.42	$1.23	$1.27
Adjusted FFO per diluted common shares	$0.43	$0.44	$1.30	$1.31

Weighted average number of diluted common shares (a):
Common shares	16,621,322	16,270,862	16,586,493	16,030,280
OP Units	9,257,142	7,953,869	9,152,395	7,979,120
	25,878,464	24,224,731	25,738,888	24,009,400

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

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, Class S and Class D common Shares, as well as the OP Units as of September 30, 2025 and December 31, 2024, respectively, and per share/unit is identical for Class I, Class A, Class S and Class D Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of September 30, 2025 and December 31, 2024:

Components	September 30, 2025	December 31, 2024
Investments in real estate	$1,327,700,000	$1,303,800,000
RSLCA notes receivable from affiliates	22,110,000	29,243,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	11,351,000	11,920,000
Cash and cash equivalents	7,287,000	9,348,000
Receivables	7,605,000	6,660,000
Other assets	1,341,000	1,245,000
Mortgage loans payable	(538,645,000)	(584,765,000)
Revolving credit facility	(132,391,000)	(82,452,000)
Accounts payable, accrued expenses and other liabilities	(11,812,000)	(10,241,000)
Distributions payable	(3,760,000)	(3,690,000)
Pending trade deposits	(795,000)	(3,096,000)
Due (to)/from affiliates, net	(26,000)	(500,000)
NAV	$711,365,000	$698,872,000

Class I Common Shares	5,812,438	10,322,475
Class A Common Shares	10,011,752	5,981,146
Class S Common Shares	-	-
Class D Common Shares	26,684	-
Class ER-I Common Shares	824,906	-
Class ER-A Common Shares	100,665	258,454
Class ER-S Common Shares	-	-
Class ER-D Common Shares	20,504	-
OP Units	9,256,408	8,971,374
Total outstanding Common Shares/OP Units	26,053,357	25,533,449

NAV per share/unit	$27.30	$27.37

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of September 30, 2025 and December 31, 2024:

Reconciliation of Shareholders’ Equity to NAV	September 30, 2025	December 31, 2024
Total shareholders’ equity	$332,868,000	$345,898,000
Noncontrolling interests attributable to operating partnership	196,939,000	199,881,000
Total equity per GAAP	529,807,000	545,779,000
Adjustment:
Fair value adjustment of real estate investments	181,558,000	153,093,000
NAV	$711,365,000	$698,872,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At September 30, 2025, $481,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) September 30, 2025 are recorded at fair value using a weighted average discount rate of 6.40% with a range of 6.30% to 6.50% and weighted average exit capitalization rate of 5.80% with a range of 5.70% to 5.90% and (2) December 31, 2024 are recorded at fair value using a weighted average discount rate of 6.60% with a range of 6.50% to 6.70% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s September 30, 2025 and December 31, 2024 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	September 30, 2025	December 31, 2024
Discount rate (weighted average)	25 bps decrease	$28.26	$28.33
Discount rate (weighted average)	25 bps increase	$26.35	$26.43
Exit capitalization rate (weighted average)	25 bps decrease	$28.63	$28.73
Exit capitalization rate (weighted average)	25 bps increase	$26.06	$26.13

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. Other than the risk factor disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as disclosed therein, there have been no material changes from these previously disclosed risk factors for the three months ended September 30, 2025.

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

During the three months ended September 30, 2025, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	63,425	$27.24	1,727,000
Class A Common Shares	21,141	$28.93	611,000
Class S Common Shares	-	$-	-
Class D Common Shares	26,684	$27.17	725,000
Class ER-I Common Shares	69,989	$28.24	1,977,000
Class ER-A Common Shares	100,665	$28.91	2,910,000
Class ER-S Common Shares	-	$-	-
Class ER-D Common Shares	20,504	$27.19	557,000
Total	302,408		$8,507,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended September 30, 2025, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $276,000, allocable among the various classes of our common shares as follows: $36,000 with respect to the Class A Common Shares, $66,000 with respect to the Class ER-I Common Shares, and $174,000 with respect to the Class ER-A Common Shares.

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

During the three months ended September 30, 2025, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	25,029	$26.96	$675,000
Class A Common Shares	21,150	$26.97	570,000
Class D Common Shares	-	$-	-
Class S Common Shares	-	$-	-
Total	46,179		$1,245,000

(a)
Includes the issuance of 8,536 Class I Common Shares totaling $230,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.

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

During the three months ended September 30, 2025, holders of 30,859 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 30,859 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended September 30, 2025.

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

During the three months ended September 30, 2025, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
July 2025	162,590	184,113	$26.63	$27.08	162,590	184,113	N/A	N/A
August 2025	-	-	$-	$-	-	-	N/A	N/A
September 2025	-	-	$-	$-	-	-	N/A	N/A
Total	162,590	184,113			162,590	184,113

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.
(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the quarter ended September 30, 2025, no manager of the Trustee or executive officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1

Third Incremental Revolving Commitment Assumption Agreement and First Amendment to Credit Agreement dated July 7, 2025 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Additional Lender named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-56543), filed by the Company on July 10, 2025).

10.2

Amended and Restated Revolving Note dated July 7, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Renasant Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-56543), filed by the Company on July 10, 2025).

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

EXCHANGERIGHT INCOME FUND

October 30, 2025	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

October 30, 2025	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)