Form 10-K
period 2025-12-31
ExchangeRight Income Fund
filed 2026-02-26
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Class D Common Shares, $0.01 par value per share

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

As of February 25, 2026, the issuer had the following shares of common stock outstanding: 9,968,296 Class A Common Shares, $0.01 par value per share; 5,702,418 Class I Common Shares, $0.01 par value per share; 102,887 Class D Common Shares, $0.01 par value per share; 845,121 Class ER-I Common Shares, $0.01 par value per share; 245,309 Class ER-A Common Shares, $0.01 par value per share; and 43,654 Class ER-D Common Shares, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Index to Form 10-K

Year ended December 31, 2025

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
•
changes in U.S trade policies, including the imposition of tariffs and retaliatory tariffs, and other restrictions on free trade;
•
changes within the domestic and international macroeconomic environment, including trade policy, monetary and fiscal policy, inflation levels, and conditions in the investment, credit, interest rate, and derivatives markets, and their impact on the Company and its tenants;
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

PART I

ITEM 1. BUSINESS.

General

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, (the “Company”) is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) owned 357 properties in 35 states (collectively, the “Trust Properties”) as of December 31, 2025. The Trust Properties are occupied by 40 different primarily national investment-grade necessity-based tenants as of December 31, 2025 and are additionally diversified by industry, geographic region, and lease term.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own all of our assets and conduct substantially all of our business through the Operating Partnership, which was formed on January 9, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership. As of December 31, 2025, an aggregate of 26,156,853 common units of limited partnership interest in the Operating Partnership (“OP Units”) are issued and outstanding. The Company owns 16,896,575 of the issued and outstanding OP Units in the Operating Partnership, investors who completed tax-deferred Code Section 721 exchanges into the Operating Partnership own 9,182,970 of the issued and outstanding OP Units and ExchangeRight Real Estate, LLC, a California limited liability company (“ExchangeRight”), which is the Company’s sponsor and the sole member and manager of the Company’s trustee, owns 77,308 of the issued and outstanding OP Units in the Operating Partnership. Additionally, ExchangeRight owns 600,000 of the Company’s 16,896,575 issued and outstanding OP Units disclosed above through its ownership in ExchangeRight Income Fund GP, LLC (“EIFG”).

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

The Company maintains a Second Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”), which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I, Class A 721 and Class D common units of limited partnership interest in the Operating Partnership may elect to reinvest their cash distributions from the Operating Partnership and make optional cash purchases of our Class I Common Shares, in the case of participants who are holders of Class I and Class A 721 common units, and our Class D Common Shares, in the case of participants who are holders of Class D common units.

The following table details the Common Shares issued from inception of the Company’s offerings and the Common Shares that were outstanding as of December 31, 2025:

	Share Issued from Offering Inception (a)	Shares Outstanding at December 31, 2025
Class I	7,105,281	5,759,806
Class A	11,057,706	9,994,066
Class D	68,911	68,911
Class ER-I	843,290	843,290
Class ER-A	190,511	190,511
Class ER-D	39,991	39,991

(a) The issuance of the Common Shares has resulted in gross offering proceeds of approximately $527.6 million.

After deductions for payments of selling commissions (net of support received from ExchangeRight), marketing and diligence allowances, wholesale selling costs and expenses, and other offering expenses, we have received net offering proceeds since inception of approximately $517.6 million as of December 31, 2025. The net offering proceeds have been contributed to the Operating Partnership in exchange for OP Units, and the Operating Partnership has used the net proceeds of the offering to acquire the Trust Properties, and to pay certain fees and expenses related to the offering and acquisition of the Trust Properties.

The Class I Common Units and Class A 721 Common Units of the Operating Partnership are issued in connection with the Operating Partnership’s acquisition of properties pursuant to a tax-deferred 721 exchange or to holders of interests in various Delaware statutory trusts (“DSTs”) in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs are accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merged into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefor, the holders of ownership interests in the DSTs were offered the opportunity to elect to exchange their interests in the DSTs for cash (taxable), to perform another Code Section 1031 exchange (tax-deferred), or exchange their interests in the DSTs for Class I and Class A 721 Common Units (tax-deferred) or any combination thereof. As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST. As of December 31, 2025, the Operating Partnership had issued 8,328,189 Class I Common Units, resulting in $227.0 million in gross offering proceeds. Of these issued Class I Common Units, 7,852,798 remained outstanding as of December 31, 2025. As of December 31, 2025, the Operating Partnership had issued 1,407,481 Class A 721 Common Units, resulting in $39.0 million in gross offering proceeds, all of which remained outstanding as of December 31, 2025.

As of December 31, 2025, ExchangeRight held 77,308 of the 7,852,798 outstanding Class I Common Units, which were at the same terms as offered to the other OP Unit holders at the time of acquisition.

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

Since 2012, ExchangeRight has been active in syndicating ownership in primarily investment-grade single-tenant, net-leased necessity-based assets through DST programs that qualify for tax-deferred exchange treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). ExchangeRight provides a vertically integrated, fully scalable real estate platform consisting of underwriting and acquisitions, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal, and investor reporting. ExchangeRight and its affiliates have acquired over 1,400 properties and manage over $7.1 billion of assets as of December 31, 2025. ExchangeRight and its affiliates utilize fair market value, when available, to calculate its assets under management. When fair market value is not available, which is the case for its DST programs, ExchangeRight utilizes the original offering price of such offerings. The assets under management total over 28 million square feet and ExchangeRight’s net-leased platform is diversified across 94 national tenants and 48 different states as of December 31, 2025.

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

Ownership Structure

The following chart illustrates our current operating structure and ownership as of December 31, 2025. The solid-line arrows in the chart represent equity ownership relationships between the applicable parties, and the dotted lines represent contractual or service-provider relationships between the parties.

ExchangeRight
Real Estate, LLC
Class I, Class A, Class D, Class S, Class ER-I, Class ER-A, Class ER-D and Class ER-S Common Shareholders (1)
ExchangeRight
Income Fund
Trustee, LLC (2)
ExchangeRight
Income Fund GP, LLC (3)
ExchangeRight
Net-Leased Property
Management, LLC (4)
ExchangeRight
Net-Leased Asset
Management, LLC (5)
ExchangeRight Income Fund
d/b/a ExchangeRight Essential Income REIT
64.6%
Operating Partnership
Unit Holders (6) (7)
35.4%
ExchangeRight
Income Fund
Operating Partnership, LP
100 %
Various
Master Lease
Entities
100 %
Various
DST and LLC
Entities
100 %
Essential Income Strategy
DST Lender, LLC
100 %
Properties

(1)
As of December 31, 2025, an aggregate of 615,480 Common Shares, representing 3.6% of the total outstanding Common Shares were beneficially owned by (i) our Trustee; (ii) Joshua Ungerecht, Warren Thomas, and David Fisher, collectively (the “Key Principals”); (iii) our executive officers and (iv) EIFG. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further ownership information.
(2)
ExchangeRight Income Fund Trustee, LLC serves as the sole trustee of the Company.

(3)
EIFG owns 600,000 Class I Common Shares as of December 31, 2025, which were purchased on the same terms as all other holders of Class I Common Shares at acquisition. Additionally, EIFG owns a special limited partner interest in the Operating Partnership which entitles it to receive a promote interest in the profits of the Operating Partnership upon an investor receiving their preferred return plus a return of capital. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for further information.
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
(6)
The holders of the Operating Partnership Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in Class I Common Shares. The Class I Common Units have the same economic rights as Class I Common Shares. As of December 31, 2025, an aggregate of 147,439 OP Units, representing 1.6% of the total outstanding OP Units were beneficially owned by (i) ExchangeRight; (ii) our Trustee; (iii) our Key Principals and (iv) our executive officers. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further information.
(7)
The holders of the Operating Partnership Class A 721 Common Units have the right to cause their Class A 721 Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class A 721 Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class A 721 Common Units tendered for redemption in Class A Common Shares. As of December 31, 2025, no Class A 721 Common Units were beneficially owned by (i) ExchangeRight; (ii) our Trustee; (iii) our Key Principals and (iv) our executive officers. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for further information.

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

Investment Objectives and Strategy

The Company seeks to provide capital preservation and stable income by focusing primarily on investment-grade necessity-based tenants that are additionally diversified by industry, geographic region, and lease term. For these purposes, the Company considers “investment-grade” tenants to be tenants with leases that are either entered into directly with a parent entity, leases that are backed directly by the parent entity through a lease guarantee, or tenants that are publicly disclosed as significant subsidiaries of a parent entity, and in each such case the parent entity carries a credit rating of BBB- issued by Standard & Poor’s, Baa3 issued by Moody’s or NAIC2 issued by the National Association of Insurance Commissioners or higher. We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to strategically acquire a diversified portfolio. The Company is structured to target:

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

National, investment-grade and recession-resilient tenants – We focus on national tenants that exhibit strong balance sheets and financial performance, primarily carrying investment-grade credit ratings from S&P and/or Moody’s rating agencies, which are nationally recognized statistical rating organizations (“NRSROs”). Based on research from S&P and Moody’s, investment-grade credit tenants have historically had, on average, an 11.33x to 14.93x lower likelihood of defaulting over a 10-year horizon compared to speculative- or junk-rated credit tenants. We focus on investment-grade credit tenants so that we can rely on their strong balance sheets to weather economic crises and recessions and continue to meet their financial obligations under the leases.

Operate essential businesses – We focus on properties occupied by businesses that are essential, providing the goods and services that people need and therefore generally experience demand and revenue growth in all economic cycles and can continue to be profitable in most economic environments. We focus on tenants with strong balance sheets to weather a crisis, and more particularly on those tenants whose balance sheets get stronger even in the midst of a crisis.

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
•
Bank branches have seen an increase in value-add services such as loan application and financial planning as digital banking has allowed banks to become more efficient in processing transactional activities like deposits and transfers. Bank branch operations remain vital to the banking industry, serving a dual purpose of providing space for ongoing customer servicing and as a centralized office location for key personnel to facilitate banking relationships and provide value-add services.
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

Stable distributions paid monthly that are covered by cash flow from operations – The Company’s net-leased portfolio has provided a diversified and secure stream of distributable cash flows that has thus far proven to be resilient in the face of significant economic turmoil. The distribution rate has been increased by our Trustee five times since our inception and has never been reduced, delayed or suspended. Based on the current monthly distribution rate of $0.1449 per Common Share, the distribution yield, when compared to the December 31, 2025 declared net asset value (“NAV”) per Common Share of $27.46, was 6.33%, which distribution has been fully covered by inception-to-date cash flows from operations. Paying distributions out of operations is important as it avoids the dilution and capital destruction that results from paying distributions out of equity capital or financing. A fully covered distribution can allow the Company to create retained earnings that can allow for excess reserves to be reinvested on behalf of shareholders or to maintain consistent distributions in the face of difficult circumstances. Our distribution policy is to pay distributions exclusively out of inception-to-date cash flows from operations, rather than investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. Since inception, the Company has fully paid its cumulative distributions, and the Operating Partnership has paid distributions to the holders of its OP Units, out of cumulative cash flows from operations.

Significant tax deferral and deductions provided to increase the tax-equivalent yield – The Company is structured to take advantage of a number of tax deductions and depreciation benefits, including the REIT pass-through deduction included in the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as revised by the One Big Beautiful Bill Act (the “OBBBA”). Distributions to investors in 2025 were reported as a 62.05% non-taxable return of capital for federal income tax purposes, meaning that only 37.95% were treated as taxable distributions. In addition, so long as the Company continues to satisfy the various requirements for qualification as a REIT, non-corporate shareholders of the Company that receive distributions characterized as ordinary dividends for U.S. federal income tax purposes will be eligible to claim a tax deduction for the taxable year equal to 20% of the ordinary dividends distributed to them in each such taxable year. In addition, the Company, and any of its subsidiaries that qualify as a real property trade or business, intend to make an election to be exempt from rules limiting the amount of interest expense a taxpayer is permitted to deduct each taxable year.

Clearly-defined aggregation strategy that is structured to benefit from the diversification and scale of ExchangeRight’s proprietary acquisitions pipeline and existing assets under management – We intend to take advantage of ExchangeRight’s fully scalable platform and deep industry relationships to continue to strategically acquire single-tenant, net-leased necessity-based assets. This aggregation strategy is intended to amplify the synergies between its net lease DST and REIT platforms in order provide stable monthly income; reduce risk and enhance value through increased diversification; expand capacity to accommodate liquidity needs; provide ongoing tax deferral; unlock additional access to capital; and optimize estate planning benefits on behalf of investors across both platforms. There is no guarantee that any aggregation strategy will be executed or that they will produce enhanced liquidity or returns.

An investor-centric structure and significant alignment of interest – The Company’s fee arrangements with ExchangeRight are structured to have ongoing performance fees that are on average more favorable than what we believe are market fees. ExchangeRight currently has invested $15.0 million in Class I Common Shares and $2.0 million in OP Units alongside investors as of December 31, 2025, creating what we believe to be a strong alignment of interest in the success of the Company. Moreover, ExchangeRight does not participate in an incentive fee until investors have achieved 100% return of capital and a 7% annual return, thus creating an additional alignment of interest and incentive for ExchangeRight to perform.

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

Real Estate Investments

The Company, through the Operating Partnership, owned 357 properties in 35 states as of December 31, 2025. The Trust Properties were 98.8% leased and occupied by 40 different primarily national investment-grade necessity-based tenants as of December 31, 2025, and are additionally diversified by industry, geographic region and lease term. The following table details information about our tenants as of December 31, 2025:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	17.6%	$22.57	3.9
Dollar General	19	90	109	1,029,100	11,342,100	14.9%	$11.02	4.9
Tractor Supply	20	5	25	561,100	7,479,000	9.9%	$13.33	9.5
Hobby Lobby	10	1	11	643,000	5,159,700	6.8%	$8.02	4.3
Family Dollar	19	13	32	279,500	3,587,300	4.7%	$12.83	4.2
Pick ’n Save	3	1	4	245,000	3,584,900	4.7%	$14.63	3.9
Fresenius Medical Care	11	2	13	114,000	3,535,400	4.7%	$31.01	5.4
Stop & Shop	-	1	1	102,100	2,940,000	3.9%	$28.80	10.9
Advance Auto Parts	24	2	26	187,400	2,834,300	3.7%	$15.12	3.3
BioLife Plasma Services L.P.	-	4	4	61,400	2,597,800	3.4%	$42.31	9.6
CVS Pharmacy	7	1	8	100,300	2,329,500	3.1%	$23.23	3.8
Napa Auto Parts	1	17	18	148,700	1,887,000	2.4%	$12.69	10.3
Kroger	3	-	3	200,100	1,624,500	2.1%	$8.12	5.5
Publix	2	-	2	96,800	1,548,400	2.0%	$16.00	14.4
Hy-Vee	-	1	1	101,200	1,415,800	1.9%	$13.99	13.1
Old National Bank	-	3	3	41,600	1,381,900	1.8%	$33.22	4.0
Dollar Tree	12	-	12	114,700	1,230,500	1.6%	$10.73	3.7
Giant Eagle	1	-	1	81,800	850,700	1.1%	$10.40	5.3
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.0%	$17.67	5.8
FedEx	1	-	1	124,700	681,600	0.9%	$5.47	10.6
Sherwin Williams	7	-	7	46,500	679,300	0.9%	$14.61	4.0
O'Reilly	6	1	7	48,700	663,000	0.9%	$13.61	3.5
Goodwill	2	-	2	42,800	653,200	0.9%	$15.26	4.4
Verizon Wireless	2	-	2	11,300	569,800	0.8%	$50.42	1.5
AutoZone	4	1	5	37,000	547,500	0.7%	$14.80	5.3
Ross Stores	1	-	1	25,800	354,800	0.5%	$13.75	3.1
Food Lion	1	-	1	41,300	351,400	0.5%	$8.51	7.8
PNC Bank, N.A.	-	1	1	6,100	277,600	0.4%	$45.51	12.8
Home Goods	1	-	1	22,200	255,800	0.3%	$11.52	5.3
Epic Health & Fitness		1	1	14,200	222,000	0.3%	$15.63	14.9
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	1.2
The Christ Hospital	-	1	1	9,300	185,000	0.2%	$19.89	2.0
A Plus Childcare	1	-	1	11,500	137,300	0.2%	$11.94	6.9
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	5.1
Huntington National Bank	-	1	1	4,500	116,700	0.2%	$25.93	6.0
Adult and Child Health, Inc.	-	1	1	6,000	113,500	0.1%	$18.92	4.0
Dollar General Market	-	1	1	10,700	109,300	0.1%	$10.21	13.4
Aaron's	1	-	1	7,200	101,900	0.1%	$14.15	0.2
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	0.8
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	7.5
Total Occupied Portfolio	186	168	354	5,236,700	$75,914,800	100.0%	$14.50	5.9
Vacant				63,400
Total Portfolio				5,300,100

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

(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of December 31, 2025:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	154	1,434,000	27.1%	$16,269,200	21.4%
Healthcare and Pharmacy Retail	49	691,800	13.1%	15,676,800	20.7%
Grocery	15	919,400	17.3%	13,128,900	17.3%
Farm and Rural Supply	25	561,100	10.6%	7,479,000	9.9%
Discount Specialty Retail	15	716,500	13.5%	6,204,400	8.2%
Discount Automotive	56	421,800	8.0%	5,931,800	7.8%
Medical Care	14	118,600	2.2%	3,728,500	4.9%
Healthcare Providers	7	80,100	1.5%	2,973,300	3.9%
Banking Services	5	52,200	1.0%	1,776,200	2.3%
Integrated Freight & Logistics	1	124,700	2.4%	681,600	0.9%
Other	13	116,500	2.1%	2,065,100	2.7%
Total	354	5,236,700	98.8%	$75,914,800	100.0%
Vacant		63,400	1.2%
Total Portfolio		5,300,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2025 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2026	20	159,200	3.0%	$2,136,700	2.8%	$13.42
2027	37	494,800	9.4%	7,143,600	9.4%	$14.44
2028	43	574,300	11.0%	8,866,400	11.7%	$15.44
2029	33	521,100	10.0%	6,663,900	8.8%	$12.79
2030	48	647,000	12.4%	9,926,000	13.1%	$15.34
2031	60	911,800	17.4%	12,546,400	16.5%	$13.76
2032	37	544,900	10.4%	7,745,500	10.2%	$14.21
2033	18	214,500	4.1%	3,842,200	5.1%	$17.91
2034	13	235,000	4.5%	3,019,500	4.0%	$12.85
2035	9	76,000	1.5%	1,536,400	2.0%	$20.22
2036	8	273,800	5.2%	4,282,000	5.6%	$15.64
2037	6	73,100	1.4%	829,000	1.1%	$11.34
2038	7	63,000	1.2%	949,000	1.3%	$15.06
2039	5	184,300	3.5%	3,094,200	4.1%	$16.79
2040	6	131,200	2.5%	1,918,300	2.5%	$14.62
2041 and thereafter	4	132,700	2.5%	1,415,700	1.8%	$10.67
Total	354	5,236,700	100.0%	$75,914,800	100.0%	$14.50

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

The following table details leasable area for the Company’s owned properties and annualized base rents by state for our portfolio as of December 31, 2025:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.3%	$8,498,100	11.2%
Wisconsin	22	538,300	10.2%	7,011,900	9.2%
Texas	39	446,100	8.4%	6,642,100	8.7%
Ohio	35	573,700	10.8%	6,316,400	8.3%
Louisiana	40	415,200	7.8%	5,115,000	6.7%
Tennessee	17	266,300	5.0%	3,528,200	4.6%
Indiana	14	291,800	5.5%	3,505,000	4.6%
Alabama	13	260,500	4.9%	3,436,600	4.5%
Georgia	13	263,800	5.0%	3,339,200	4.4%
Florida	16	173,300	3.3%	3,121,200	4.1%
Massachusetts	1	102,100	1.9%	2,940,000	3.9%
South Carolina	16	195,200	3.7%	2,902,500	3.8%
North Carolina	14	210,000	4.0%	2,598,200	3.4%
Pennsylvania	15	153,000	2.9%	2,411,700	3.2%
Michigan	9	143,500	2.7%	2,211,600	2.9%
Virginia	7	106,400	2.0%	1,757,000	2.3%
Missouri	7	67,900	1.3%	1,428,500	1.9%
Minnesota	1	101,200	1.9%	1,415,800	1.9%
Nevada	2	31,100	0.6%	1,096,400	1.4%
Arkansas	4	154,100	2.9%	943,500	1.2%
Arizona	2	23,700	0.4%	887,600	1.2%
Utah	2	44,700	0.8%	680,100	0.9%
New Jersey	2	30,300	0.6%	596,500	0.8%
Connecticut	3	38,000	0.7%	584,400	0.8%
Oklahoma	4	53,800	1.0%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Kansas	2	26,200	0.5%	350,200	0.5%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
New Mexico	1	10,600	0.2%	141,700	0.2%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.1%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Total Portfolio	354	5,300,100	100.0%	$75,914,800	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

Identified Trust Properties

The Company’s aggregation strategy is intended to amplify the synergies between ExchangeRight’s net-leased REIT and DST platforms in order to grow the Company’s diversification, size, and scale for the benefit of shareholders. In addition to market opportunities, the Company has access to acquire ExchangeRight’s existing DST net-leased portfolios under management to provide enhanced diversification, scale, and value (collectively, the “Identified Trust Properties”). The Identified Trust Properties are leased and operated primarily by investment-grade tenants that have proven to be recession-resilient in the past. These tenants operate successfully in necessity-based retail space, and are diversified by geography, tenant, industry, lease term, and debt maturities.

Certain of these Identified Trust Properties are ExchangeRight DST Portfolios currently owned by various ExchangeRight DSTs as of December 31, 2025. We may also acquire properties from third-party sellers that are not part of the Identified Trust Properties. Such net-leased necessity-based retail and healthcare assets would have similar characteristics to the Identified Trust Properties, consistent with our investment objectives; provided, however, when considering portfolio acquisitions, the Company will consider the portfolio composition and its investment metrics as a whole and particular portfolios may include individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition as a whole and will adjust the pricing for a future retenanting event.

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
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2025; and
•
The Operating Partnership is expected to grow more quickly than it would otherwise as a result of DST investors performing a tax-deferred Code Section 721 exchange, providing long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with the long-term aggregation strategy and reducing the amount of new cash the Company must raise to acquire additional net-leased portfolios.

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

Human Capital

The Company has no direct employees. Services necessary for our business are provided by individuals who are employees of ExchangeRight or its affiliates, pursuant to the terms of the Management Agreements, and we pay fees associated with such services. See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a summary of the fees paid to ExchangeRight and its affiliates during the years ended December 31, 2025 and 2024.

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

Our current business is focused on the ownership and operation of net-leased, primarily investment-grade tenanted properties. As of December 31, 2025, the Company owned 357 properties in 35 states, which are occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. The CODM evaluates financial performance and allocates resources on a portfolio basis. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

The CODM evaluates consolidated operating results, performance of the portfolio as a whole, and allocates its resources based on net income as reported on the Company's Consolidated Statements of Operations and Comprehensive Income. Further, the measure of segment assets is equal to the total assets reported on the Company’s Consolidated Balance Sheets.

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

Global and domestic economic and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by global and domestic economic and market conditions, which may negatively affect our returns and profitability. Any rise in interest rates and borrowing costs may negatively impact our tenants’ results of operations and, in turn, their ability to meet their obligations to us. These factors also may negatively impact our ability to access the debt markets on favorable terms. While benchmark interest rates in the U.S. have fallen since the third quarter of 2024, interest rates generally remain at elevated levels compared to the rate levels experienced over the last 20 years. A continuation in elevated borrowing costs or an increase in benchmark rates could weigh heavily on our financial performance including cash available for distribution, the net asset value of the Company, and, in turn, the value of our Common Shares.

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

We are exposed to financial market risks, especially interest rate risk. During 2022 and 2023, the U.S. Federal Reserve raised short term interest rates to levels not seen in 20 years. While the Federal Reserve has decreased the federal funds rate six times since September 2024 (from a target rate of 5.50% to the current target rate of 3.75%), including three cuts in the third and fourth quarters of 2025, benchmark interest rate levels have remained at elevated levels during the year ended December 31, 2025, including mortgage rates which remain at 15-year highs. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of elevated interest rates as compared to historical rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate which has increased in recent years, our cost of funds would remain at elevated levels, which could reduce our net income. Further, continued elevated interest rates could also adversely affect our performance if such elevated rates cause our borrowing costs to remain at rates in excess of the rate that our investments yield.

A continuation of elevated interest rate levels may make it more costly for us to service the debt under our financing arrangements. As of December 31, 2025, the Company had $184.3 million in total outstanding debt that was subject to variable interest rates. This included $26.9 million of floating rate debt outstanding, which is related to a mortgage loan entered into on February 9, 2023. Concurrent with the closing of this mortgage loan, the Company entered into an interest rate swap agreement which effectively converted this floating rate debt to fixed rate debt through its maturity date. Further, as of December 31, 2025, the Company had $157.4 million outstanding under its variable interest rate line of credit in addition to $211.7 million of secured, fixed rate debt maturing in the next two years, which has a weighted average interest rate of 4.13%. If interest rates remain elevated, it will be more costly for the Company to service this debt or refinance this debt upon maturity, if needed. Continued high interest rates could also cause our tenants to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their businesses and operations.

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

From the first quarter of 2021 to the second quarter of 2022, inflation rates for consumer prices increased significantly from an annual rate of 0.1% to 9.1%. Inflation rates in other sectors of the economy, including producer prices, labor, and shelter prices, experienced similar increases. Since 2022, annual consumer price inflation rates have decreased to approximately 2.7% as of the fourth quarter of 2025. Moreover, the annual rate of consumer price inflation has dropped 20 basis points during 2025, from 2.9% as of December 2024 to 2.7% as of December 2025. Despite these improvements, consumer price inflation remains above the Federal Reserve's previously stated target rate of 2.0%. While inflation rates have moderated over the last three years, the aggregate effect of the previous significant increases in inflation rates could have a negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could remain at a rate higher than our tenants’ rents. Also, the aggregate effect of the inflationary environment from 2021 to 2023 may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. Any resurgence in inflation above current levels could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

Our assessment that certain businesses are e-commerce resistant and recession-resilient may prove to be incorrect.

We primarily invest single-tenant properties net-leased to investment-grade tenants operating in necessity-based industries subject to long-term net leases where a physical location is critical to the generation of sales and profits with a focus on necessity goods and essential services in the retail sector such as grocery, healthcare, necessity-based retail, pharmaceutical, farm and rural supply, and discount retail. We believe these characteristics make our tenants’ businesses e-commerce resistant and resilient through all economic cycles. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in the face of any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

The Company’s business is the ownership of single-tenant properties net-leased to primarily investment-grade tenants operating in necessity-based industries subject to long-term net leases. Accordingly, our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
inability to collect rents from tenants due to financial hardship, including bankruptcy;
•
changes in the general economic or business climate;
•
changes in local real estate conditions in the markets in which we operate, including the availability of and demand for single-tenant, net lease necessity-based assets;
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

Our strategy focuses primarily on single-tenant properties net-leased to investment-grade tenants operating in necessity-based industries subject to long-term net leases across the United States. Our results of operations depend on our ability to continue to strategically lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. We cannot guarantee that we will be able to renew leases or re-lease space (i) without an interruption in the rental revenue from those properties, (ii) at or above our current rental rates or (iii) without having to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. Furthermore, the Company is aware of 17 tenants that are not operating in their location but are paying full unabated rent. The difficulty, delay and cost of renewing leases, re-leasing space and leasing vacant space could materially and adversely affect us.

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

The four largest tenants of the Trust Properties, Walgreens, Dollar General, Tractor Supply, and Hobby Lobby represent 17.8%, 15.4%, 9.3%, and 6.9% respectively, and collectively represent over 49.3% of the current in-place net rents of the Trust Properties as of December 31, 2025. As a result of this concentration, our business, financial condition and results of operations, including our NAV or the amount of cash available for distribution to our shareholders, could be adversely affected if we are unable to do business with one or more of these tenants, or if one or more of these tenants were to declare bankruptcy, become unable to make lease payments because of a downturn in its business, or otherwise.

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

Our ability to achieve our desired returns requires us to complete acquisitions of the Identified Trust Properties, or other properties that meet our investment objectives, and to successfully integrate these properties into our portfolio. Our ability to acquire the Identified Trust Properties, or other properties, and successfully integrate them is also dependent on our ability to raise sufficient capital to acquire the properties. If we are not able to acquire all of the Identified Trust Properties, we may be unable to identify suitable replacement properties that meet our investment objectives and we may be unable to achieve our desired returns.

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

Our ability to acquire the ExchangeRight DST Portfolios is dependent on obtaining the consent from the DST Trustee, the consent of the senior mortgage lenders holding security interests in those properties, and our reevaluation of pricing, if applicable. If we are not able to acquire the Identified Trust Properties immediately, some or all of the properties may decline in value before we are able to complete the acquisition.

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

During the year ended December 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025, but in the case of nonperformance by ExchangeRight, the Operating Partnership would be required to make the remaining contractual payments under these lease agreements.

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

We own all of the general partnership interests in the Operating Partnership as of December 31, 2025. In connection with our future acquisition of properties or otherwise, we may issue OP Units to third parties. Such issuances would reduce our percentage ownership interest in the Operating Partnership. Because shareholders will not directly own units of the Operating Partnership, shareholders will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, on the other. Our Key Principals and executive officers own 15,480 Class A Common Shares and 70,131 OP Units. The Key Principals will be provided with the same terms that are made available to the other ExchangeRight DST Properties investors. Such terms shall be at the discretion of the Company and its Trustee and may include the ability to receive cash, complete another 1031 exchange, receive OP Units, or a combination thereof, in exchange for their interests in the respective ExchangeRight DST Portfolios. Additionally, ExchangeRight owns 77,308 OP Units and EIFG owns 600,000 Class I Common Shares. Our Trustee and officers have duties to us and our shareholders under applicable Maryland law in connection with their management of the Company. At the same time, we, as the sole general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as the sole general partner to our Operating Partnership and its partners may come into conflict with the duties of our Trustee and officers to the Company and our shareholders. These conflicts may be resolved in a manner that is not in the best interests of our shareholders.

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

We expect to finance at least a portion of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. The Company had $526.0 million of interest-only mortgage indebtedness as of December 31, 2025.

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

Our current loans, and loans associated with the Identified Trust Properties which we would assume upon acquisition, may be subject to certain unfavorable provisions.

Our current loans, and loans associated with the Identified Trust Properties which we would assume upon acquisition, may have terms which include lender-favorable mechanisms in certain events such as debt service coverage ratio requirements, and with which compliance may be beyond our control. Our failure to comply with the terms of such debt could impact cash flow available for distribution to shareholders.

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

Moreover, shareholders of a REIT that are individuals, trusts and estates that receive distributions characterized as ordinary dividends for U.S. federal income tax purposes are eligible to claim a tax deduction for taxable years equal to 20% of the ordinary dividends distributed to them in each such taxable year. The eligibility of these shareholders for such tax deductions is a permanent provision under the One Big Beautiful Bill Act and is not subject to future expiration date, though it remains subject to potential future legislative changes.

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

On July 4, 2025, the legislation commonly known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, making significant permanent changes to U.S. federal income tax laws. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the TCJA, most of which were set to expire after December 31, 2025. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, as well as the permanent extension of the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries, or TRSs, from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets. Furthermore, the OBBBA reinstated 100% bonus depreciation and transitioned the interest expense limitation under Section 163(j) to an EBITDA-based calculation. The technical implementation of these rules remains subject to Treasury regulations and IRS guidance. There can be no assurance that future tax law changes will not impose new limitations or restrictions, or provide other tax benefits, not described above. Any such changes could adversely affect our business, cash flows, or financial performance, or the tax impact of an investment in our Common Shares to you.

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

The TCJA, as revised by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the OBBBA, provides a limitation on the deduction of business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business) for U.S. federal income tax purposes. In general, and subject to certain exceptions, including for a real estate trade or business if an election is made, business interest expense (i.e., business interest in excess of a taxpayer’s business interest income for the taxable year) is not deductible to the extent such interest exceeds 30% of a taxpayer’s adjusted taxable income (as defined in Section 163(j) of the Code, as revised by the OBBBA). With respect to entities taxed as partnerships (including the Operating Partnership), the deduction for business interest is determined at the level of the entity incurring the expense and the amount deductible by a beneficial owner of such entity is generally calculated based on the entity’s adjusted taxable income. Business interest not allowed as a deduction by an entity taxed as a partnership is allocated to each entity owner and may be deducted in any future year against excess taxable income attributed by the entity to the entity owner for such future year. Note that the limitation on the deductibility of business interest does not apply to investment interest.

Adjusted taxable income means the taxable income of the taxpayer computed without regard to (i) any item of income, gain, deduction, or loss which is not properly allocable to a trade or business; (ii) any business interest deductions or business interest income; and (iii) the amount of any net operating loss deduction. Under the OBBBA, for taxable years beginning after December 31, 2024, depreciation, amortization, and depletion are added back to taxable income for purposes of computing the limitation. As mentioned above, for debt of a partnership, such as the Operating Partnership, the limitation is applied at the partnership level. Similarly, for a REIT, the limitation applies at the REIT level. Any net business interest expense of a taxpayer in excess of the limitation is not currently deductible by the taxpayer and is carried forward to future years.

If we are subject to this interest expense limitation, our REIT taxable income for a taxable year may be increased. Taxpayers that conduct certain real estate businesses may elect not to have this interest expense limitation apply to them, provided that they use an alternative depreciation system (“ADS”) to depreciate certain property. We believe that we will be eligible to make this election. If we make this election, although we would not be subject to the interest expense limitation described above, our depreciation deductions may be reduced and, as a result, our REIT taxable income for a taxable year may be increased. While under the OBBBA, the 100% bonus depreciation provisions were permanently reinstated for property acquired after January 19, 2025, making the real property trade or business election still generally requires the use of an ADS, which may precludes the use of bonus deprecation on certain assets.

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

The use of, or inability to use, artificial intelligence by us, our tenants, and our shareholders presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our tenants and vendors.

We may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our operations. If our competitors and peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement, or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.

Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

Our tenants also may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our tenants’ ability to uphold an appropriate level of service and data privacy. If we, our tenants, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or recommendations.

Our inability to adopt new technological capabilities and enhancements, including AI and machine learning, may put us at a competitive disadvantage or cause us to miss opportunities to innovate and achieve efficiencies in our operations which could adversely impact our business, reputation, results of operations, and financial condition.

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

The Company is currently conducting a private placement offering on a continuous basis for up to $2.165 billion of Common Shares pursuant to which the Company is offering its Class I, Class A, Class D, Class S, Class ER-I, Class ER-A, Class ER-D, and Class ER-S Common Shares (the “Private Offering”). The Common Shares are being offered and will be sold in the Private Offering to investors in reliance upon a private offering exemption from registration provided in the Securities Act. If we should fail to comply with the requirements of such exemption, our shareholders would have the right to rescind the purchase of their shares if they so desired. Under these circumstances, it is possible that one or more shareholders seeking rescission would succeed. This might also occur under applicable state securities laws and regulations in states where our Common Shares are offered without registration or qualification pursuant to a private offering or other exemption. If a number of shareholders were successful in seeking rescission, we would face severe financial demands that would adversely affect us as a whole and, consequently, the investment in our Common Share by the remaining shareholders.

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

Management’s Role in Assessing and Managing Cybersecurity Risk

ExchangeRight’s Senior Information Technology and Enterprise Applications Manager leads our information security team, which is responsible for developing and executing our enterprise-wide cybersecurity strategy. With over 50 years of experience in information technology, security strategy, program management, and internal controls, our information security team brings extensive expertise in evaluating, implementing, and overseeing security initiatives that protect our organization from cyber threats.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for any class of our Common Shares. The following table details the number of shares outstanding for each class of our Common Shares as of December 31, 2025 and the number of holders of these shares as of December 31, 2025:

	Shares Outstanding	Shareholders
Class I	5,759,806	906
Class A	9,994,066	1,347
Class D	68,911	17
Class ER-I	843,290	177
Class ER-A	190,511	42
Class ER-D	39,991	3

As of December 31, 2025, we had no Class S Common Shares or Class ER-S Common Shares issued and outstanding. As of December 31, 2025, there were no outstanding options or warrants to purchase our Common Shares or other securities convertible into our Common Shares. The Company has not agreed to register under the Securities Act for sale by shareholders any securities of the Company.

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

The Trustee calculates our NAV as of the end of each calendar quarter as the sum of the value of our real property portfolio, as determined by the independent valuation firm or another valuation service provider, as of the end of such calendar quarter, ExchangeRight Secured Loans, cash, reserves, and any other assets of the Company, less the total amount of our real estate-related liabilities and any other liabilities. At any time we have more than one class or series of Common Shares outstanding, the Trustee first determines the NAV of the Company and then uses such aggregate NAV to determine the NAV of each such class or series of our Common Shares by making adjustments applicable to such class or series, to the extent such adjustments are necessary. The Trustee calculates our NAV per Common Share as of the end of each calendar quarter as our NAV divided by the total number of our Common Shares outstanding as of the close of business on the last day of the calendar quarter. Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. We expect that we will publish any adjustment to the NAV as soon as available, and no later than the 45th day following each completed fiscal quarter, unless such day is a Saturday, Sunday or banking holiday, in which case publication will be on the next business day.

The following table presents our quarterly NAV per share approved by our Trustee for our Class A, Class I, Class D, and Class S Common Shares from March 31, 2024 through December 31, 2025. The Class ER-I, Class ER-A, Class ER-D, and Class ER-S Common Shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan.

	NAV per Share
	Class I	Class A	Class D	Class S
March 31, 2024	$27.14	$27.14	n/a	$27.14
June 30, 2024	$27.26	$27.26	n/a	$27.26
September 30, 2024	$27.29	$27.29	n/a	$27.29
December 31, 2024	$27.37	$27.37	n/a	$27.37
March 31, 2025	$27.37	$27.37	n/a	$27.37
June 30, 2025	$27.17	$27.17	$27.17	$27.17
September 30, 2025	$27.30	$27.30	$27.30	$27.30
December 31, 2025	$27.46	$27.46	$27.46	$27.46

For further details regarding NAV and for a reconciliation of our NAV per share to its most comparable GAAP measure as of December 31, 2025 and 2024, please refer to “Net Asset Value” beginning on page 65 below.

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

An affiliate of the Company who has beneficially owned our Common Shares for at least six months would be entitled to sell, within any three-month period, a number of Common Shares that does not exceed 1% of the applicable class of our Common Shares then outstanding, which equals approximately 55,894 Class I Common Shares, 98,210 Class A Common Shares, 688 Class D Common Shares, 8,433 Class ER-I Common Shares, 1,905 Class ER-A Common Shares, and 400 Class ER-D Common Shares, based on the number of such Common Shares outstanding as of December 31, 2025.

Sales of our Common Shares under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates also are subject to manner of sale provisions, notice requirements, and the availability of current public information about us.

Offering of Common Shares

On February 28, 2019, we commenced the Private Offering of our Class I and Class A Common Shares, the terms of which have been updated from time to time. The Private Offering also now includes the offering of our Class D, Class S, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares. Upon the receipt of investment proceeds from the offering of our Common Shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The Private Offering had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The Common Shares are being sold only for cash. The Private Offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the Common Shares at various offering prices, as determined by the Trustee, effective at various intervals. We are offering the Common Shares in the Private Offering in reliance upon the exemption from registration provided by Rule 506(c) of

Regulation D under the Securities Act of 1933, as amended. Subscriptions are accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. All sales of Common Shares described in this section and sold during the time periods indicated herein were sold in reliance on the exemption provided by Rule 506(c) of Regulation D.

Following is a further description of the specific characteristics of the Class I, Class A, Class D, Class S, Class ER-I, Class ER-A, Class ER-\DS, and Class ER-S Common Shares offerings.

Class I Common Shares Offering

On February 4, 2026, the Trustee declared a $27.46 NAV per Class I Common Share, and the offering price of Class I Common Shares has been adjusted to $27.46 to match the declared NAV per Class I Common Share as of December 31, 2025. The offering price of the Class I Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class I Common Share. The following table provides pertinent information regarding the offering prices of the Class I Common Shares offered by us from January 1, 2024 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2024 through January 23, 2024	$27.06
January 24, 2024 through April 16, 2024	$26.99
April 17, 2024 through July 16, 2024	$27.14
July 17, 2024 through October 20, 2024	$27.26
October 21, 2024 through January 23, 2025	$27.29
January 24, 2025 through April 22, 2025	$27.37
April 23, 2025 through July 21, 2025	$27.37
July 22, 2025 through October 23, 2025	$27.17
October 24, 2025 through February 3, 2026	$27.30
February 4, 2026 through present	$27.46

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

We have engaged broker-dealers who are registered with the SEC and members of the Financial Industry Regulatory Authority, Inc., or any successor thereto (“FINRA”) to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents currently equal a maximum of 0.25% (historically they have ranged from 0.00% to 2.50%) of the gross offering price of shares sold in the offering, and have been paid fully by ExchangeRight and not the Company. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class I Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of the Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class A Common Shares Offering

On February 4, 2026, the Trustee declared a $27.46 NAV per Class A Common Share, and the offering price of Class A Common Shares has been adjusted to $29.20 to match the declared NAV per Class A Common Share, inclusive of et selling commissions, as of December 31, 2025. The offering price of the Class A Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class A Common Share. The following table provides pertinent information regarding the offering prices of the Class A Common Shares offered by us from January 1, 2024 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2024 through January 23, 2024	$28.77
January 24, 2024 through April 16, 2024	$28.70
April 17, 2024 through July 16, 2024	$28.86
July 17, 2024 through October 20, 2024	$28.98
October 21, 2024 through January 23, 2025	$29.02
January 24, 2025 through April 22, 2025	$29.10
April 23, 2025 through July 21, 2025	$29.10
July 22, 2025 through October 23, 2025	$28.89
October 24, 2025 through February 3, 2026	$29.03
February 4, 2026 through present	$29.20

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

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 7.75% of the gross offering price of shares sold in the offering. ExchangeRight has agreed to pay a portion of selling commissions and expenses of shares sold in the offering in an amount up to approximately 1.80% of the gross offering price of shares sold in the offering. The remaining selling commissions and expenses after ExchangeRight’s support are paid out of the offering proceeds in connection with the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class A Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of the Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class D Common Shares Offering

On June 10, 2025, the Company classified and designated the Class D Common Shares as a new class of Common Shares of the Company and began offering the Class D Common Shares pursuant to the Private Offering. On February 4, 2026, the Trustee declared a $27.46 NAV per Class D Common Share, and the offering price of Class D Common Shares has been adjusted to $27.46 to match the declared NAV per Class D Common Share as of December 31, 2025. The offering price of the Class D Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class D Common Share. The following table provides pertinent information regarding the offering prices of the Class D Common Shares offered by us from June 10, 2025 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
June 10, 2025 through July 21, 2025	$27.37
July 22, 2025 through October 23, 2025	$27.17
October 24, 2025 through February 3, 2026	$27.30
February 4, 2026 through present	$27.46

The Company will report any changes or updates in the NAV per Class D Common Share on a quarterly basis, typically within thirty days following quarter end. The Company will report any change in NAV by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class D Common Shares to disclose the NAV price change and any necessary details surrounding any updates to NAV and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. No selling commissions will be paid to any placement agents engaged in connection with the offering of the Class D Common Shares. ExchangeRight may receive an ongoing fee of 0.25% per annum of the initial subscription price of the Class D Common Shares from declared distributions, not from offering proceeds, to reimburse ExchangeRight for its costs associated with providing the holders of Class D Common Shares and their registered investment advisers or representatives with access to various custodians and/or platforms. Should the custodians and/or platforms and related expenses not be required or are less than the 0.25% per annum amount described above, such amount shall be eligible to be rebated to the applicable holder of the Class D Common Shares.

Class S Common Shares Offering

On February 4, 2026, the Trustee declared a $27.46 NAV per Class S Common Share, and the offering price of Class S Common Shares has been adjusted to $28.46 to match the declared NAV per Class S Common Share, inclusive of net selling commissions, as of December 31, 2025. The offering price of the Class S Common Shares is adjusted quarterly in conjunction with any updates to the NAV per Class S Common Share The following table provides pertinent information regarding the offering prices of the Class S Common Shares offered by us from January 1, 2024 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
January 1, 2024 through January 23, 2024	$28.04
January 24, 2024 through April 16, 2024	$27.97
April 17, 2024 through July 16, 2024	$28.12
July 17, 2024 through October 20, 2024	$28.25
October 21, 2024 through January 23, 2025	$28.28
January 24, 2025 through April 22, 2025	$28.36
April 23, 2025 through July 21, 2025	$28.36
July 22, 2025 through October 23, 2025	$28.16
October 24, 2025 through February 3, 2026	$28.29
February 4, 2026 through present	$28.46

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

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 3.50% of the gross offering price of shares sold in the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class S Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of the Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class ER-I Common Shares Offering

On June 10, 2025, the Company renamed the previously designated Class ER Common Shares as “Class ER-I Common Shares.” The Class ER-I Common Shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides pertinent information regarding the offering prices of the Class ER-I Common Shares (including the Class ER Common Share prior to their renaming) offered by us from June 13, 2024 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
June 13, 2024 through July 16, 2024	$28.97
July 17, 2024 through October 20, 2024	$28.97
October 21, 2024 through January 23, 2025	$28.97
January 24, 2025 through April 22, 2025	$28.97
April 23, 2025 through July 21, 2025	$28.97
July 22, 2025 through August 12, 2025	$27.23
August 13, 2025 through October 23, 2025	$27.17
October 24, 2025 through February 3, 2026	$27.30
February 4, 2026 through present	$27.46

The Company will report any change in price per share by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class ER-I Common Shares to disclose the price change and any necessary details surrounding any updates to price per share and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 6.50% of the gross offering price of shares sold in the offering. ExchangeRight has agreed to pay a portion of selling commissions and expenses of shares sold in the offering to ensure the Class ER-I Common Shares net proceeds per share after selling commissions and expenses would not result in fewer proceeds to the Company than its other Common Share classes. The remaining selling commissions and expenses after ExchangeRight’s support are paid out of the offering proceeds in connection with the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class ER-I Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of the Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class ER-A Common Shares Offering

On June 10, 2025, the Company classified and designated the Class ER-A Common Shares as a new class of Common Shares of the Company and began offering the Class ER-A Common Shares pursuant to the Private Offering. Class ER-A Common Shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides pertinent information regarding the offering prices of the Class ER-A Common Shares offered by us from June 10, 2025 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
June 10, 2025 through July 21, 2025	$29.10
July 22, 2025 through August 12, 2025	$28.97
August 13, 2025 through October 23, 2025	$28.89
October 24, 2025 through February 3, 2026	$29.03

February 4, 2026 through present	$29.20

The Company will report any change in price per share by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class ER-A Common Shares to disclose the price change and any necessary details surrounding any updates to price per share and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 6.50% of the gross offering price of shares sold in the offering. Additionally, ExchangeRight incurs certain organization and offering costs in connection with the offering of the Class ER-A Common Shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of the Common Shares which is expected to offset the organizational and offering costs incurred described above.

Class ER-D Common Shares Offering

On June 10, 2025, the Company classified and designated the Class ER-D Common Shares as a new class of Common Shares of the Company and began offering the Class ER-D Common Shares pursuant to the Private Offering. Class ER-D common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides pertinent information regarding the offering prices of the Class ER-D Common Shares offered by us from June 10, 2025 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
June 10, 2025 through July 21, 2025	$27.37
July 22, 2025 through August 12, 2025	$27.23
August 13, 2025 through October 23, 2025	$27.17
October 24, 2025 through February 3, 2026	$27.30
February 4, 2026 through present	$27.46

The Company will report any change in price per share by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class ER-D Common Shares to disclose the price change and any necessary details surrounding any updates to price per share and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. No selling commissions will be paid to any registered placement agent engaged in connection with the offering of the Class ER-D Common Shares. ExchangeRight may receive an ongoing fee of 0.25% per annum of the initial subscription price of the Class ER-D Common Shares from declared distributions, not from offering proceeds, to reimburse ExchangeRight for its costs associated with providing the holders of Class ER-D Common Shares and their registered investment advisers or representatives with access to various custodians and/or platforms. Should the related expenses not be required or are less than the 0.25% per annum amount described above, such amount shall be eligible to be rebated to the applicable holder of the Class ER-D Common Shares.

Class ER-S Common Shares Offering

On June 10, 2025, the Company classified and designated the Class ER-S Common Shares as a new class of Common Shares of the Company and began offering the Class ER-S Common Shares pursuant to the Private Offering. Class ER-S common shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan. The following table provides pertinent information regarding the offering prices of the Class ER-S Common Shares offered by us from June 10, 2025 through the date of this Annual Report on Form 10-K:

Effective date	Offering price
June 10, 2025 through July 21, 2025	$28.22
July 22, 2025 through August 12, 2025	$28.22
August 13, 2025 through October 23, 2025	$28.16
October 24, 2025 through February 3, 2026	$28.29
February 4, 2026 through present	$27.46

The Company will report any change in price per share by filing a Form 8-K with the SEC, and by supplementing the Company’s private placement memorandum used in the offering of the Class ER-S Common Shares to disclose the price change and any necessary details surrounding any updates to price per share and the related impact of such updates.

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the offering. The placement agents are acting on a “best-efforts basis” in connection with the offering and are not purchasing, or otherwise acting as underwriters in connection with, the securities offered by us. Selling commissions and expenses to the placement agents equal a maximum of 3.50% of the gross offering price of shares sold in the offering. ExchangeRight may receive an ongoing fee of 0.25% per annum of the initial subscription price of the Class ER-S Common Shares, as applicable, from declared distributions, not from offering proceeds, to reimburse ExchangeRight for its costs associated with providing the holders of ER-S Common Shares and their registered investment advisers or representatives with access to various custodians and/or platforms. This fee is payable until such fee, together with selling commissions and shareholder servicing fees, equals 8.75% of the gross offering price of the Class ER-S Common Shares sold in the offering. Should the related expenses not be required or are less than the 0.25% per annum amount described above, such amount shall be eligible to be rebated to the applicable holder of the ER-S Common Shares.

Class I Common Units of the Operating Partnership

Acquisitions

The Class I Common Units were issued in connection with the Operating Partnership’s acquisition of a property pursuant to a tax-deferred 721 exchange. The holders of Class I Common Units have the right to cause their Class I Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class I Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class I Common Units tendered for redemption in the form of Class I Common Shares.

The following table provides information regarding the acquisition of a property pursuant to tax-deferred 721 exchange for the year ended December 31, 2025, and the Class I Common Units issued by the Operating Partnership in connection with this transaction:

Acquisition date	Properties acquired	Purchase price	Class I Common Unit issuance price per unit	Class I Common Units issued
October 23, 2025	1	$3,271,000	$27.17	51,410

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

ExchangeRight Investment in Class I Common Units

ExchangeRight owned 77,308 Class I Common Units, which are at the same terms as offered to the other OP Unit holders at the time of acquisition, and have a redemption price of $26.00 per unit totaling a $2.0 million investment at December 31, 2025 and 2024.

Class A 721 Common Units of the Operating Partnership

On May 30, 2024, the Company entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 4, 2022 (as so amended, the “Partnership Agreement”), to classify and designate a new class of common units of the Operating Partnership designated as Class A 721 Common Units. The Class A 721 Common Units were issued in connection with the Operating Partnership’s acquisition of properties pursuant to a tax-deferred 721 exchange or to the holders of interests in various DSTs in connection with the Operating Partnership’s acquisition of the DSTs. These acquisitions of the DSTs were intended to be accomplished pursuant to various merger agreements entered into between the applicable DST and the Operating Partnership. Under the terms of the merger agreements, the subject DST merged into the Operating Partnership as a wholly-owned subsidiary, and in consideration therefore, the holders of ownership interests in the DSTs exchanged their interests in the DSTs for Class A 721 Common Units (tax-deferred). As a result of these mergers, the Operating Partnership acquired ownership of the properties owned by each DST.

The holders of Class A 721 Common Units have the right to cause their Class A 721 Common Units to be redeemed by the Operating Partnership for cash, unless we, in our sole discretion, elect to purchase such Class A 721 Common Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. We currently intend to elect to pay the redemption price for all Class A 721 Common Units tendered for redemption in the form of Class I Common Shares.

The following table provides information regarding the acquisitions of properties pursuant to a tax-deferred 721 exchange for the year ended December 31, 2025, and the Class A 721 Common Units issued by the Operating Partnership in connection with this transaction:

Acquisition date	Properties acquired	Purchase price	Class A 721 Common Unit issuance price per unit	Class A 721 Common Units issued
April 4, 2025	4	$7,332,000	$27.37	267,886
May 7, 2025	1	$2,123,000	$27.37	77,572

The following table provides information regarding the acquisitions of the DSTs pursuant to the merger transactions described above for the year ended December 31, 2024, and the Class A 721 Common Units issued by the Operating Partnership in connection with this transaction:

DST acquisition date	Properties acquired	Purchase price	Class A 721 Common Unit issuance price per unit	Class A 721 Common Units issued
November 19, 2024	23	$11,827,200	$27.84	1,062,023

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

The following table presents our quarterly NAV per share approved by our Trustee for our Class I, Class A, Class D, and Class S Common Shares during the years ended December 31, 2025 and 2024. The Class ER-I, Class ER-A, Class ER-D, and Class ER-S Common Shares do not have a quarterly NAV per share declared given they have a stated repurchase value and are not eligible to participate in the share repurchase plan.

	NAV per Share
	Class I	Class A	Class D	Class S
March 31, 2024	$27.14	$27.14	n/a	$27.14
June 30, 2024	$27.26	$27.26	n/a	$27.26
September 30, 2024	$27.29	$27.29	n/a	$27.29
December 31, 2024	$27.37	$27.37	n/a	$27.37
March 31, 2025	$27.37	$27.37	n/a	$27.37
June 30, 2025	$27.17	$27.17	$27.17	$27.17
September 30, 2025	$27.30	$27.30	$27.30	$27.30
December 31, 2025	$27.46	$27.46	$27.46	$27.46

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, Class D, and Class S Common Shares, as well as the OP Units as of December 31, 2025 and 2024, respectively, and per share/unit is identical for Class I, Class A, Class D, and Class S Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of December 31, 2025 and 2024:

Components	December 31, 2025	December 31, 2024
Investments in real estate	$1,334,550,000	$1,303,800,000
RSLCA notes receivable from affiliates	21,007,000	29,243,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	10,835,000	11,920,000
Cash and cash equivalents	10,664,000	9,348,000
Receivables	6,118,000	6,660,000
Other assets	1,237,000	1,245,000
Mortgage loans payable	(514,758,000)	(584,765,000)
Revolving credit facility	(157,403,000)	(82,452,000)
Accounts payable, accrued expenses and other liabilities	(9,853,000)	(10,241,000)
Distributions payable	(3,777,000)	(3,690,000)
Pending trade deposits	(1,505,000)	(3,096,000)
Due (to)/from affiliates, net	(180,000)	(500,000)
NAV	$718,335,000	$698,872,000

Class I Common Shares	5,759,806	10,322,475
Class A Common Shares	9,994,066	5,981,146
Class S Common Shares	-	-
Class D Common Shares	68,911	-
Class ER-I Common Shares	843,290	-
Class ER-A Common Shares	190,511	258,454
Class ER-S Common Shares	-	-
Class ER-D Common Shares	39,991	-
OP Units	9,260,279	8,971,374
Total outstanding Common Shares/OP Units	26,156,854	25,533,449

NAV per share/unit	$27.46	$27.37

The following table reconciles shareholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV as of December 31, 2025 and 2024, respectively:

Reconciliation of Shareholders’ Equity to NAV	December 31, 2025	December 31, 2024
Total shareholders’ equity	$327,981,000	$345,898,000
Noncontrolling interests attributable to operating partnership	192,813,000	199,881,000
Total equity per GAAP	520,794,000	545,779,000
Adjustment:
Fair value adjustment of real estate investments	197,541,000	153,093,000
NAV	$718,335,000	$698,872,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At December 31, 2025 and 2024, $0.5 million and $0.1 million, respectively, were included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) December 31, 2025 are recorded at fair value using a weighted average discount rate of 6.40% with a range of 6.30% to 6.50% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2024 are recorded at fair value using a weighted average discount rate of 6.50% with a range of 6.40% to 6.60% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s December 31, 2025 and December 31, 2024 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	December 31, 2025	December 31, 2024
Discount rate (weighted average)	25 bps decrease	$28.42	$28.33
Discount rate (weighted average)	25 bps increase	$26.50	$26.43
Exit capitalization rate (weighted average)	25 bps decrease	$28.80	$28.73
Exit capitalization rate (weighted average)	25 bps increase	$26.20	$26.13

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

The following table summarizes the regular per share distributions declared by our Trustee during 2025:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$-	$0.1449	$-	$-
February	$0.1449	$0.1449	$-	$0.1449	$-	$-
March	$0.1449	$0.1449	$-	$0.1449	$-	$-
April	$0.1449	$0.1449	$-	$0.1449	$-	$-
May	$0.1449	$0.1449	$-	$0.1449	$-	$-
June	$0.1449	$0.1449	$-	$0.1449	$-	$-
July	$0.1449	$0.1449	$-	$0.1449	$-	$-
August	$0.1449	$0.1449	$-	$0.1449	$-	$-
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.5796	$1.7388	$0.5796	$0.5796

The following table summarizes the regular per share distributions declared by our Trustee during 2024:

	Class I	Class A	Class ER-I (a)
January	$0.1449	$0.1449	n/a
February	$0.1449	$0.1449	n/a
March	$0.1449	$0.1449	n/a
April	$0.1449	$0.1449	n/a
May	$0.1449	$0.1449	n/a
June	$0.1449	$0.1449	n/a
July	$0.1449	$0.1449	n/a
August	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245
(a)
On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table details the sources of our distributions during the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Cash Distributions
Common Shares	$24,476,000	$24,067,000
Noncontrolling interests	15,207,000	13,427,000
Total cash distributions	$39,683,000	$37,494,000

Sources of Distributions
Cash flows from operating activities (a)	$39,683,000	$37,494,000

Cash flows from operating activities	$43,677,000	$43,626,000
Funds from Operations (“FFO”) (b)	$42,314,000	$40,757,000
Adjusted FFO (b)	$44,788,000	$42,157,000

(a)
As of December 31, 2025, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.
(b)
A reconciliation of net income attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2025 and 2024, respectively, is disclosed below.

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

FFO and Adjusted FFO should be reviewed with net income attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Adjusted FFO do not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. The Company’s computations of FFO and Adjusted FFO may differ from the computations utilized by other REITs and, accordingly, may not be comparable to such REITs.

A reconciliation of net income attributable to common shareholders to FFO and Adjusted FFO for the years ended December 31, 2025 and 2024, is as follows:

	Years ended December 31,
	2025	2024
Net income attributable to common shareholders	$1,879,000	$2,782,000
Depreciation and amortization	44,270,000	41,653,000
Gain on sales, net	(7,576,000)	(5,586,000)
Provision for impairment	2,704,000	514,000
Net income attributable to noncontrolling interests	1,037,000	1,394,000
FFO applicable to diluted common shares	42,314,000	40,757,000
Adjustments:
Straight-line rent adjustments	(786,000)	(830,000)
Above/below market lease amortization, net	(2,491,000)	(2,566,000)
Amortization of deferred financing costs	754,000	492,000
Above/below market debt amortization, net	4,718,000	4,025,000
Straight-line ground rent adjustments	161,000	161,000
Amortization of tax incentive financing arrangement	118,000	118,000
Adjusted FFO applicable to diluted common shares	$44,788,000	$42,157,000

FFO per diluted common shares	$1.64	$1.68
Adjusted FFO per diluted common shares	$1.74	$1.74

Weighted average number of diluted common shares (a):
Common shares	16,629,487	16,137,393
OP Units	9,176,348	8,086,356
	25,805,835	24,223,749

(a) The weighted average number of diluted common shares used to compute FFO and Adjusted FFO applicable to diluted common shares includes OP Units that are excluded from the computation of diluted EPS as the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share.

Unregistered Sales of Equity Securities

Private Offering of Common Shares

On February 28, 2019, we commenced the Private Offering of our Class I and Class A Common Shares, the terms of which have been updated from time to time, including the addition of Class S, Class D, Class ER-A, Class ER-I, Class ER-S, and Class ER-D Common Shares to the offering. Upon the receipt of investment proceeds from the offering of our common shares, we transfer the net investment proceeds to our Operating Partnership in exchange for OP Units to be held by the Company. The offerings had an initial aggregate offering amount of $100,000,000, which has since been increased by the Trustee to the current aggregate offering amount of $2.165 billion. The common shares are being sold only for cash. The offering does not have a defined expiration date and will be left open to investors until the Trustee determines to terminate the offering. We also have offered the common shares at various offering prices, as determined by the Trustee, effective at various intervals. From the inception of the Private Offering until July 5, 2023, we offered the common shares in the Private Offering in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Commencing on July 6, 2023, we began conducting the Private Offering under Rule 506(c) of Regulation D, and began accepting subscriptions for investments under those terms for purchases closing on or after August 1, 2023. As of that date, subscriptions will be accepted solely from “accredited investors,” as defined in Rule 501(a) of Regulation D, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however all purchasers in the offering must be accredited investors and the Company must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements.

During the year ended December 31, 2025, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	307,297	$27.31	$8,392,000
Class A Common Shares	218,865	$29.03	6,353,000
Class S Common Shares	-	$-	-
Class D Common Shares	68,817	$27.25	1,875,000
Class ER-I Common Shares	584,836	$28.83	16,860,000
Class ER-A Common Shares	190,511	$28.95	5,515,000
Class ER-S Common Shares	-	$-	-
Class ER-D Common Shares	39,991	$27.24	1,090,000
Total	1,410,317		$40,085,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the year ended December 31, 2025, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $1.6 million, allocable among the various classes of our common shares as follows: $84,000 with respect to the Class I Common Shares; $0.4 million with respect to the Class A Common Shares; $0.9 million with respect to the Class ER-I Common Shares; and $0.3 million with respect to the Class ER-A Common Shares.

Dividend Reinvestment and Direct Share Purchase Plan

The Company maintains the DRIP, which generally permits shareholders of the Company to elect to have some or all of their cash distributions in respect of the shareholder’s Common Shares to be automatically reinvested in additional Common Shares. Any cash dividends attributable to the class of Common Shares owned by participants in the DRIP will be reinvested in Common Shares on behalf of the participant on the business day such dividend would have been paid to such investor. In addition, holders of the Class I and Class A 721 OP Units in the Operating Partnership and the Class ER Common Shares of the Company may elect to reinvest their cash distributions from the Operating Partnership and Company, as applicable, and make optional cash purchases of our Class I Common Shares.

During the year ended December 31, 2025, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	98,848	$27.03	$2,672,000
Class A Common Shares (b)	85,205	$27.03	2,303,000
Class D Common Shares	94	$27.12	3,000
Class S Common Shares	-	$-	-
Total	184,147		$4,978,000

(a)
Includes the issuance of 33,160 Class I Common Shares totaling $896,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.
(b)
Includes the issuance of 660 Class A Common Shares totaling $18,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on those investors’ election.

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

During the year ended December 31, 2025, holders of 107,965 Class I Common Units elected to cause the Operating Partnership to redeem their Class I Common Units, and the Company elected to purchase those units in exchange for the issuance of 107,965 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the year ended December 31, 2025.

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

During the three months ended December 31, 2025, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
October 2025	176,526	128,791	$26.41	$26.74	176,526	128,791	N/A	N/A
November 2025	-	-	$-	$-	-	-	N/A	N/A
December 2025	-	-	$-	$-	-	-	N/A	N/A
Total	176,526	128,791			176,526	128,791

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 357 properties in 35 states as of December 31, 2025. These properties were 98.8% leased as of December 31, 2025 and are occupied by 40 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

During the year ended December 31, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates moderated on a year-over-year basis during 2024 and 2025 and debt yields and interest rates have begun to fall, benchmark interest rate levels remained at elevated levels during 2025, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, 25 basis points in the third quarter ended September 30, 2025, and an additional 50 basis points in the fourth quarter ended December 31, 2025. The Federal Reserve left the federal funds rate unchanged in January 2026, and the pace of future rate reductions remains uncertain for the balance of 2026.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of December 31, 2025. The Company has borrowed $157.4 million under its revolving credit facility as of December 31, 2025, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Year Ended December 31, 2025

Operating Results

The December 2025 distribution marked the 81st consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $44.7 million for the year ended December 31, 2025. As of December 31, 2025, the Company’s cumulative inception-to-date cash flows from operating activities has funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.33% annualized return, based on the $0.1449 per share distribution rate and $27.46 NAV per Common Share as of December 31, 2025, respectively. The following table details the current offering price of the Company’s common shares, the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of December 31, 2025 and total returns on the Company’s common shares:

	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
Offering price (effective February 4, 2026)	$27.46	$29.20	$28.46	$27.46	$27.46	$29.20	$28.46	$27.46
Annualized distribution rate (a)	6.33%	5.95%	5.26%	6.08%	6.33%	5.95%	5.26%	6.08%
Trailing 12 month total return (b)	6.99%	0.61%	n/a	n/a	n/a	n/a	n/a	n/a
Three-year total annual return (b)	5.32%	3.02%	n/a	n/a	n/a	n/a	n/a	n/a
Inception-to-date total annual return (b)	8.47%	7.08%	n/a	n/a	n/a	n/a	n/a	n/a

(a) The annualized distribution rate is calculated by the December 31, 2025 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s December 31, 2025 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.

(b) Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.8% leased and its weighted average lease term as of December 31, 2025 is 5.9 years. The Company executed 31 lease renewals with 10 different tenants during the year ended December 31, 2025 with average new rents over rents prior to the renewal of 7.2% for the period. The Company also executed 4 new leases during the year ended December 31, 2025 with an average lease term of 143 months.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement, as amended, which provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million as of December 31, 2025 and with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount.

The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of December 31, 2025, the Company has borrowed $157.4 million with a blended interest rate of 6.15% under this credit facility and is in compliance with all financial covenants.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of December 31, 2025. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of December 31, 2025:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	23	18	41	591,500	$13,347,300	17.6%	$22.57	3.9
Dollar General	19	90	109	1,029,100	11,342,100	14.9%	$11.02	4.9
Tractor Supply	20	5	25	561,100	7,479,000	9.9%	$13.33	9.5
Hobby Lobby	10	1	11	643,000	5,159,700	6.8%	$8.02	4.3
Family Dollar	19	13	32	279,500	3,587,300	4.7%	$12.83	4.2
Pick ’n Save	3	1	4	245,000	3,584,900	4.7%	$14.63	3.9
Fresenius Medical Care	11	2	13	114,000	3,535,400	4.7%	$31.01	5.4
Stop & Shop	-	1	1	102,100	2,940,000	3.9%	$28.80	10.9
Advance Auto Parts	24	2	26	187,400	2,834,300	3.7%	$15.12	3.3
BioLife Plasma Services L.P.	-	4	4	61,400	2,597,800	3.4%	$42.31	9.6
CVS Pharmacy	7	1	8	100,300	2,329,500	3.1%	$23.23	3.8
Napa Auto Parts	1	17	18	148,700	1,887,000	2.4%	$12.69	10.3
Kroger	3	-	3	200,100	1,624,500	2.1%	$8.12	5.5
Publix	2	-	2	96,800	1,548,400	2.0%	$16.00	14.4
Hy-Vee	-	1	1	101,200	1,415,800	1.9%	$13.99	13.1
Old National Bank	-	3	3	41,600	1,381,900	1.8%	$33.22	4.0
Dollar Tree	12	-	12	114,700	1,230,500	1.6%	$10.73	3.7
Giant Eagle	1	-	1	81,800	850,700	1.1%	$10.40	5.3
Walmart Neighborhood Market	-	1	1	41,800	738,600	1.0%	$17.67	5.8
FedEx	1	-	1	124,700	681,600	0.9%	$5.47	10.6
Sherwin Williams	7	-	7	46,500	679,300	0.9%	$14.61	4.0
O'Reilly	6	1	7	48,700	663,000	0.9%	$13.61	3.5
Goodwill	2	-	2	42,800	653,200	0.9%	$15.26	4.4
Verizon Wireless	2	-	2	11,300	569,800	0.8%	$50.42	1.5
AutoZone	4	1	5	37,000	547,500	0.7%	$14.80	5.3
Ross Stores	1	-	1	25,800	354,800	0.5%	$13.75	3.1
Food Lion	1	-	1	41,300	351,400	0.5%	$8.51	7.8
PNC Bank, N.A.	-	1	1	6,100	277,600	0.4%	$45.51	12.8
Home Goods	1	-	1	22,200	255,800	0.3%	$11.52	5.3
Epic Health & Fitness		1	1	14,200	222,000	0.3%	$15.63	14.9
MedSpring	1	-	1	4,600	193,100	0.3%	$41.98	1.2
The Christ Hospital	-	1	1	9,300	185,000	0.2%	$19.89	2.0
A Plus Childcare	1	-	1	11,500	137,300	0.2%	$11.94	6.9
Five Below	1	-	1	8,500	135,700	0.2%	$15.96	5.1
Huntington National Bank	-	1	1	4,500	116,700	0.2%	$25.93	6.0
Adult and Child Health, Inc.	-	1	1	6,000	113,500	0.1%	$18.92	4.0
Dollar General Market	-	1	1	10,700	109,300	0.1%	$10.21	13.4
Aaron's	1	-	1	7,200	101,900	0.1%	$14.15	0.2
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	0.8
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	7.5
Total Occupied Portfolio	186	168	354	5,236,700	$75,914,800	100.0%	$14.50	5.9
Vacant				63,400
Total Portfolio				5,300,100

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2025. Tenant concessions and abatements are reflected in this measure.

Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of December 31, 2025:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Discount Necessity Retail	154	1,434,000	27.1%	$16,269,200	21.4%
Healthcare and Pharmacy Retail	49	691,800	13.1%	15,676,800	20.7%
Grocery	15	919,400	17.3%	13,128,900	17.3%
Farm and Rural Supply	25	561,100	10.6%	7,479,000	9.9%
Discount Specialty Retail	15	716,500	13.5%	6,204,400	8.2%
Discount Automotive	56	421,800	8.0%	5,931,800	7.8%
Medical Care	14	118,600	2.2%	3,728,500	4.9%
Healthcare Providers	7	80,100	1.5%	2,973,300	3.9%
Banking Services	5	52,200	1.0%	1,776,200	2.3%
Integrated Freight & Logistics	1	124,700	2.4%	681,600	0.9%
Other	13	116,500	2.1%	2,065,100	2.7%
Total	354	5,236,700	98.8%	$75,914,800	100.0%
Vacant		63,400	1.2%
Total Portfolio		5,300,100	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of December 31, 2025 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
2026	20	159,200	3.0%	$2,136,700	2.8%	$13.42
2027	37	494,800	9.4%	7,143,600	9.4%	$14.44
2028	43	574,300	11.0%	8,866,400	11.7%	$15.44
2029	33	521,100	10.0%	6,663,900	8.8%	$12.79
2030	48	647,000	12.4%	9,926,000	13.1%	$15.34
2031	60	911,800	17.4%	12,546,400	16.5%	$13.76
2032	37	544,900	10.4%	7,745,500	10.2%	$14.21
2033	18	214,500	4.1%	3,842,200	5.1%	$17.91
2034	13	235,000	4.5%	3,019,500	4.0%	$12.85
2035	9	76,000	1.5%	1,536,400	2.0%	$20.22
2036	8	273,800	5.2%	4,282,000	5.6%	$15.64
2037	6	73,100	1.4%	829,000	1.1%	$11.34
2038	7	63,000	1.2%	949,000	1.3%	$15.06
2039	5	184,300	3.5%	3,094,200	4.1%	$16.79
2040	6	131,200	2.5%	1,918,300	2.5%	$14.62
2041 and thereafter	4	132,700	2.5%	1,415,700	1.8%	$10.67
Total	354	5,236,700	100.0%	$75,914,800	100.0%	$14.50

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2025. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

The following table details leasable area for the Company's owned properties and annualized base rents for occupied properties by state for our portfolio as of December 31, 2025:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	42	440,300	8.3%	$8,498,100	11.2%
Wisconsin	22	538,300	10.2%	7,011,900	9.2%
Texas	39	446,100	8.4%	6,642,100	8.7%
Ohio	35	573,700	10.8%	6,316,400	8.3%
Louisiana	40	415,200	7.8%	5,115,000	6.7%
Tennessee	17	266,300	5.0%	3,528,200	4.6%
Indiana	14	291,800	5.5%	3,505,000	4.6%
Alabama	13	260,500	4.9%	3,436,600	4.5%
Georgia	13	263,800	5.0%	3,339,200	4.4%
Florida	16	173,300	3.3%	3,121,200	4.1%
Massachusetts	1	102,100	1.9%	2,940,000	3.9%
South Carolina	16	195,200	3.7%	2,902,500	3.8%
North Carolina	14	210,000	4.0%	2,598,200	3.4%
Pennsylvania	15	153,000	2.9%	2,411,700	3.2%
Michigan	9	143,500	2.7%	2,211,600	2.9%
Virginia	7	106,400	2.0%	1,757,000	2.3%
Missouri	7	67,900	1.3%	1,428,500	1.9%
Minnesota	1	101,200	1.9%	1,415,800	1.9%
Nevada	2	31,100	0.6%	1,096,400	1.4%
Arkansas	4	154,100	2.9%	943,500	1.2%
Arizona	2	23,700	0.4%	887,600	1.2%
Utah	2	44,700	0.8%	680,100	0.9%
New Jersey	2	30,300	0.6%	596,500	0.8%
Connecticut	3	38,000	0.7%	584,400	0.8%
Oklahoma	4	53,800	1.0%	571,400	0.8%
California	2	35,000	0.7%	499,000	0.7%
Kansas	2	26,200	0.5%	350,200	0.5%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.6%	309,300	0.4%
Idaho	1	22,000	0.4%	255,000	0.3%
New Mexico	1	10,600	0.2%	141,700	0.2%
Wyoming	1	7,000	0.1%	132,200	0.2%
Rhode Island	1	8,400	0.2%	131,400	0.2%
Colorado	1	8,000	0.1%	119,400	0.2%
Mississippi	1	9,300	0.2%	115,800	0.2%
Total Portfolio	354	5,300,100	100.0%	$75,914,800	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of December 31, 2025. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of December 31, 2025, no tenants were in a free rent concession period.

Activity for the Year Ended December 31, 2025

Property Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the year ended December 31, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000
Lewistown, PA	8/22/2025	$1,812,000
Alamogordo, NM	8/22/2025	$1,983,000
McDonough, GA	12/22/2025	$8,373,000
Johnstown, PA	12/31/2025	$2,223,000
Pittsburgh, PA	12/31/2025	$1,991,000

Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.5 million to ExchangeRight at the time of the acquisition.

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million, that were previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

On May 7, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.1 million, that was previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 77,572 OP Units totaling $2.1 million.

On October 23, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.8 million from an unaffiliated entity. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 51,410 OP Units totaling $1.4 million.

All acquisitions during the year ended December 31, 2025 were accounted for as asset acquisitions and the related purchase prices were allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Property Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $26.5 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of December 31, 2025.

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income.

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $35.0 million, $34.1 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report.

On December 12, 2025, the Company contributed eight properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to an investor for a total sales price of $14.4 million, recognizing a gain of $2.4 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $12.9 million, $12.8 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of December 31, 2025.

Properties Held for Sale

The Company entered into separate sales contracts with individual third-parties to sell four of its properties as of December 31, 2025. In connection with the execution of these contracts, the Company recorded the assets associated with these properties at the lower of (a) cost or (b) fair value less estimated costs to sell, which resulted in impairment charges during the year ended December 31, 2025 totaling $2.7 million related to the three of these properties. The carrying value of the fourth property in which the Company entered into a sales contract was below its fair value, therefore no impairment charge was recorded. The estimated fair value of these properties was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. The estimation and evaluation of these impairment charges relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges, or potential loss on sale, for these properties at the time the transaction closes.

Guaranties

During the year ended December 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $98,000 under these guaranties during the year ended December 31, 2025, which was included in other income on the consolidated statements of operations and comprehensive income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $3.5 million as of December 31, 2025, which is included in due from affiliates on the consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate and 0.25% unused facility fees and a 0.25% annual access fee, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $8.2 million during the year ended December 31, 2025 decreasing the balance of the RSLCA notes receivable to $21.0 million at December 31, 2025.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of December 31, 2025, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $13.7 million outstanding under this revolving line of credit, resulting in $86.3 million available for borrowing by the Company and ExchangeRight as of December 31, 2025. The Company had no borrowings or repayments under this facility during the year ended December 31, 2025.

Mortgage Loans Payable

During the year ended December 31, 2025, the Company repaid (1) a $25.5 million mortgage loan payable by its contractual maturity date in May 2025, (2) a $24.4 million mortgage loan payable by its contractual maturity date in September 2025, and (3) a $25.0 million mortgage loan payable by its contractual maturity date in December 2025.

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

Class ER-I, Class ER-A, Class ER-D, and Class ER-S Common Shares

On June 10, 2025, the Company classified and designated three new classes of common shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares, and renamed the existing Class ER Common Shares, which were classified and designated on May 30, 2024 (the “Legacy Class ER Common Shares”) as Class ER-I Common Shares. Other than the name change, the Class ER-I Common Shares are identical to the Legacy Class ER Common Shares in all respects, including as it relates to preferences, rights, voting powers, restrictions, and limitations. The terms, conditions, rights, preferences, and obligations of the Class ER-I Common Shares, Class ER-D Common Shares, Class ER-A Common Shares, and Class ER-S Common Shares (collectively, the “Class ER Common Shares”) are substantially similar to each other, but are substantially dissimilar to the other classes of Common Shares of the Company.

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

Otherwise, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, Class S Common Shares, and Class D Common Shares.

The following table provides a summary of certain Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares attributes during the year ended December 31, 2025:

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2025 through January 23, 2025	$27.29	$29.02	n/a	$28.28	$28.97	n/a	n/a	n/a
January 24, 2025 through April 22, 2025	$27.37	$29.10	n/a	$28.36	$28.97	n/a	n/a	n/a
April 23, 2025 through June 9, 2025	$27.37	$29.10	n/a	$28.36	$28.97	n/a	n/a	n/a
June 10, 2025 through July 21, 2025	$27.37	$29.10	$27.37	$28.36	$28.97	$28.97	$27.23	$28.22
July 22, 2025 through August 12, 2025	$27.17	$28.89	$27.17	$28.16	$27.23	$28.97	$27.23	$28.22
August 13, 2025 through October 23, 2025	$27.17	$28.89	$27.17	$28.16	$27.17	$28.89	$27.17	$28.16
October 24, 2025 through December 31, 2025	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29

The Company issued the following shares during the year ended December 31, 2025:

Year Ended December 31, 2025 (a)
Class I	406,145
Class A	304,070
Class D	68,911
Class ER-I	584,836
Class ER-A	190,511
Class ER-D	39,991
(a)
No Class S or Class ER-S Common Shares were issued during the year ended December 31, 2025.

The Company received an aggregate of $45.1 million in proceeds during the year ended December 31, 2025 as a result of these share issuances.

The Company redeemed 735,450 Class I Common Shares (including the 107,965 OP Units that were exchanged for same number of Class I Common Shares) and 632,479 Class A Common Shares totaling $36.6 million during the year ended December 31, 2025.

The Operating Partnership issued 396,868 OP Units totaling $10.9 million in relation to the acquisition of (a) four properties on April 4, 2025, (b) one property on May 7, 2025, and (c) one property on October 23, 2025.

Activity for the Year Ended December 31, 2024

Property Acquisitions

On May 30, 2024, the Company, through the Operating Partnership, acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisition costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition.

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

On December 17, 2024, the Company, through the Operating Partnership, acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisition costs, of $1.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $16,000 to ExchangeRight at the time of the acquisition.

All 2024 acquisitions were accounted for as asset acquisitions and the related purchase price was allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Property Dispositions

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

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million as of December 31, 2024 and with a maturity date of May 30, 2027. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

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

During the year ended December 31, 2024, the Company repaid (1) a $10.8 million mortgage loan payable by its contractual maturity date in March 2024, (2) a $18.0 million mortgage loan payable by its contractual maturity date in July 2024, (3) a $16.9 million mortgage loan payable by its contractual maturity date in October 2024, and (4) a $21.6 million mortgage loan payable in December 2024, which had a contractual maturity date in February 2025.

Common Shares and Noncontrolling Interests

The following table provides a summary of certain Class I, Class A, Class S, and Class ER-I Common Shares attributes during the year ended December 31, 2024:

	Offering price
Effective date	Class I	Class A	Class S	Class ER-I
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04	n/a
January 24, 2024 through April 16, 2024	$26.99	$28.70	$27.97	n/a
April 17, 2024 through June 12, 2024	$27.14	$28.86	$28.12	n/a
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.12	$28.97
July 17, 2024 through October 20, 2024	$27.26	$28.98	$28.25	$28.97
October 21, 2024 through December 31, 2024	$27.29	$29.02	$28.28	$28.97

The Company issued the following shares during the year ended December 31, 2024:

Year Ended December 31, 2024 (a)
Class I	706,370
Class A	541,489
Class ER-I	258,454

(a)
No Class S Common Shares were issued during the year ended December 31, 2024.

The Company received in an aggregate of $42.1 million in proceeds during the year ended December 31, 2024. No Class S Common Shares were issued during the year ended December 31, 2024.

The Company redeemed 623,800 Class I Common Shares (including the 129,593 OP Units that were exchanged for same number of Class I Common Shares) and 236,627 Class A Common Shares totaling $22.8 million during the year ended December 31, 2024.

The Operating Partnership issued 1,062,023 OP Units totaling $29.6 million in relation to an acquisition on November 19, 2024.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

As of December 31, 2025, the Company owned 357 properties that were 98.8% leased. As of December 31, 2024, the Company owned 362 properties that were 98.7% leased. The following table details the Company’s results of operations for the years ended December 31, 2025 and 2024, respectively:

	Years ended December 31,
	2025	2024	Change
Rental revenue	$87,810,000	$81,025,000	$6,785,000
Interest income on notes receivable from affiliates	4,954,000	5,106,000	(152,000)
Other	161,000	162,000	(1,000)
Property operating expenses	(10,882,000)	(10,583,000)	(299,000)
Management fees to affiliates	(924,000)	(1,059,000)	135,000
General and administrative expenses	(1,519,000)	(1,246,000)	(273,000)
Depreciation and amortization	(44,110,000)	(41,513,000)	(2,597,000)
Provisions for impairment	(2,704,000)	(514,000)	(2,190,000)
Interest expense	(37,460,000)	(32,830,000)	(4,630,000)
Gain on sales, net	7,576,000	5,586,000	1,990,000
Interest income	14,000	42,000	(28,000)
Net income	$2,916,000	$4,176,000	$(1,260,000)

Rental revenue consists of base rents, tenant reimbursables, straight-line rent adjustments, above and below market lease amortization, net and lease termination income. Rental revenues increased $6.8 million, or 8.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the acquisition of 42 properties between May 2024 and December 2025. The rental revenues associated with these properties were $10.7 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively. This increase was also driven by an increase in lease termination income of $0.6 million as a result of consideration received for permitting certain tenants to terminate their leases prior to the contractual expiration during the year ended December 31, 2025. These increases were offset by a decrease in rental revenues of $3.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 related to the 37 properties sold between November 2024 and December 2025.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income decreased (1) $0.9 million for the year ended December 31, 2025 as a result of the decrease of the average daily outstanding balance of the RSLCA during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was offset by an increase in increase in interest earned on the $14.2 million note receivable from an affiliated party and the $1.1 million note receivable from an affiliated party, both of which were entered into in November 2024.

Property operating expenses increased $0.3 million, or 2.8%% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in property operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the 42 properties acquired between May 2024 and December 2025. The property operating expenses associated with these properties were $1.0 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. This increase was offset by a decrease of $0.5 million in property operating expenses associated with the 37 properties sold between November 2024 and December 2025.

Management fees to affiliates decreased $0.1 million, or 12.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Asset management fees decreased $10,000 and property management fees decreased by $0.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, respectively. Asset management fees for the year ended December 31, 2025 consisted of $2.0 million of earned fees per the management agreement, net of $1.6 million of fees which were irrevocably waived by the asset manager. Property management fees for the year ended December 31, 2025 consisted of $0.8 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the property manager. Asset management fees for the year ended December 31, 2024 consisted of $2.0 million of earned fees per the management agreement, net of $1.5 million of fees which were irrevocably waived by the asset manager. Property management fees for the year ended December 31, 2024 consisted of $0.7 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager.

General and administrative expenses increased $0.3 million, or 21.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in state income tax expense due to favorable changes in tax laws in certain jurisdictions from prior years that were realized as well as an increase in professional fees for administrative fees associated with the Company's line of credit, audit fees, and valuation services.

Depreciation and amortization increased $2.6 million, or 6.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in depreciation and amortization for the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly attributable the 42 properties acquired between May 2024 and December 2025. The depreciation and amortization associated with these properties totaled $5.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. This increase was offset by a decrease in depreciation and amortization expense of $1.6 million related to the 37 properties sold between November 2024 and December 2025 as well as a decrease in depreciation and amortization expense as a result of certain tangible and intangible assets being fully depreciated.

Provisions for impairment during the year ended December 31, 2025 related to the impairment of three properties that were held for sale as of December 31, 2025. Provisions for impairment during the year ended December 31, 2024 related to the impairment of two properties. The estimation and evaluation of this impairment charge relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for this property or other properties owned by the Company.

Interest expense increased $4.6 million, or 14.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of (1) an increase in interest expense of $4.4 million related to the Company’s borrowings under its revolving lines of credit, (2) the assumption of a $63.9 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio in November 2024, (3) an increase of $0.7 million in amortization of below market debt associated with the assumption of mortgage loans payable. These increases were offset by a $2.5 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

Gain on sales, net during the year ended December 31, 2025 related to (1) the sale of six properties in April 2025, (2) the sale of seven properties in June 2025, and (3) the sale of eight properties in December 2025. These gains on sale were offset by a loss on the sale of one property in June 2025. Gain on sales during the year ended December 31, 2024 related to (1) the sale of 13 properties on November 7, 2024, (2) the sale of two properties on November 8, 2024, and (3) the receipt of funds related to an easement at one of the Company’s properties.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net repayments of $8.2 million during the year ended December 31, 2025 decreasing the balance of the RSLCA notes receivable to $21.0 million at December 31, 2025.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the years ended December 31, 2025 and 2024, respectively. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Trustee may deem relevant.

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which currently provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. This credit agreement is expandable up to $400.0 million, subject to certain lender approvals. As of December 31, 2025, the Company had borrowed $157.4 million under this credit facility. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of December 31, 2025, the Company had no borrowings outstanding under this secured revolving line of credit and ExchangeRight had $13.7 million outstanding, resulting in $86.3 million available for borrowing by the Company and ExchangeRight as of December 31, 2025.

Fixed-rate mortgage loans payable are composed of the following as of December 31, 2025:

			December 31, 2025
		Maturity	Balance	Contractual
Description	Amortization	date	outstanding	interest rate
Fixed-rate mortgage (a)	Interest-only	5/2026	$24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/2026	24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/2026	28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage (a)	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage (a)	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage (a)	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage (a)	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage (a)	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$525,993,000	4.26%	(c)
Unamortized issuance costs, net			(644,000)
Unamortized below market debt discount, net			(10,591,000)
			$514,758,000

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

(c)
The weighted average effective interest rate on mortgage loans payable was 4.82% as of December 31, 2025.

The following table details the Company’s scheduled debt maturities as of December 31, 2025:

	Mortgage loan payable	Revolving
Year	balloon payments	credit facility	Total
2026	$77,445,000	$-	$77,445,000
2027	134,223,000	157,403,000	291,626,000
2028	182,587,000	-	182,587,000
2029	94,174,000	-	94,174,000
2030	-	-	-
Thereafter	37,564,000	-	37,564,000
	$525,993,000	$157,403,000	$683,396,000

The mortgage loans payable mature at various dates from May 2026 through January 2031. The Company intends to repay the mortgage debt maturing in 2026 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $10.8 million in restricted cash as of December 31, 2025.

Cash Flows

The sources and uses of cash reflected in the Company’s consolidated statements of cash flows for the years ended December 31, 2025 and 2024 are summarized below:

	Years ended December 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$43,677,000	$43,626,000
Investing activities	$(2,948,000)	$(32,796,000)
Financing activities	$(40,498,000)	$(8,890,000)

Operating Activities

Net cash from operating activities was $43.7 million and $43.6 million for the years ended December 31, 2025 and 2024, respectively. The slight increase between the years ended December 31, 2025 and 2024 was primarily a result of the full year operating results of the 25 properties acquired between May 2024 and December 2024 for an aggregate purchase price of $130.1 million and the partial year operating results for the 17 properties acquired on various dates during 2025 for an aggregate purchase price of $64.5 million. This increase was offset by a decrease in cash flows from operations due to the sale of 15 properties in November 2024 and the sale of 22 properties at various dates between April 2025 and December 2025 as well as an increase in cash paid for interest of $4.3 million.

Investing Activities

Net cash flows used in investing activities for the years ended December 31, 2025 and December 31, 2024 were primarily the result of the Company’s property acquisitions, dispositions, leasehold improvements and net advances/repayments on the RLSCA and notes receivable from affiliated parties. During the year ended December 31, 2025, the Company acquired 25 properties at various dates for a total cash outlay of $53.7 million and incurred expenditures of $1.1 million for improvements of real estate. These cash outflows were offset by $43.6 million in proceeds from the sale of 15 properties at various dates between April 2025 and December 2025 and the sale of real estate as a result of a condemnation settlement at one property as well as $8.2 million in net repayments under the RSLCA. During the year ended December 31, 2024, the Company acquired 25 properties at various dates for a total cash outlay of $37.2 million, had $7.0 million in net advances under the RSLCA, and incurred expenditures of $0.8 million for improvements of real estate. These cash outflows were offset by $12.2 million in proceeds from the sale of 15 properties at various dates and the sale of real estate as a result of a condemnation settlement at one property.

Financing Activities

During the year ended December 31, 2025, the Company had balloon mortgage loan repayments of $75.0 million, redemptions of Class A and Class I Common Shares of $36.6 million, distributions to the holders of Class I, Class A, and Class ER Common Shares of $24.5 million, distributions to the holders of OP Units of $15.2 million, financing costs relating to revolving line of credit entered into in May 2024 of $0.6 million, and offering costs of $0.1 million relation to the issuance of noncontrolling interests, which was offset by net borrowings from its revolving line of credit of $75.0 million, net proceeds from the issuance of Class I Common Shares, Class A Common Shares, and Class ER Common Shares of $35.0 million, and proceeds from pending trade deposits of $1.5 million.

During the year ended December 31, 2024, the Company had balloon mortgage loan repayments of $67.3 million, redemptions of Class A and Class I Common Shares of $22.8 million, distributions to the holders of Class I, Class A, and Class ER-I Common Shares of $24.1 million, distributions to the holders of OP Units of $13.4 million, and financing costs relating to revolving line of credit entered into in May 2024 of $1.2 million, which was offset by net borrowings from its revolving credit facilities of $82.5 million, net proceeds from the issuance of Class I Common Shares, Class A Common Shares, and Class ER-I Common Shares of $34.7 million, proceeds from pending trade deposits of $3.1 million, and proceeds from the issuance of noncontrolling interests of $0.6 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through December 31, 2025. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.8 million were declared but not yet paid as of December 31, 2025. The unpaid distributions as of December 31, 2025 were paid in cash or settled in common shares under the Company's DRIP during January 2026.

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, and Class ER-D Common Share for the year ended December 31, 2025:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$-	$0.1449	$-	$-
February	$0.1449	$0.1449	$-	$0.1449	$-	$-
March	$0.1449	$0.1449	$-	$0.1449	$-	$-
April	$0.1449	$0.1449	$-	$0.1449	$-	$-
May	$0.1449	$0.1449	$-	$0.1449	$-	$-
June	$0.1449	$0.1449	$-	$0.1449	$-	$-
July	$0.1449	$0.1449	$-	$0.1449	$-	$-
August	$0.1449	$0.1449	$-	$0.1449	$-	$-
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.5796	$1.7388	$0.5796	$0.5796

The following table provides a summary of the monthly distributions declared and paid per Class A Common Share, Class I Common Share, and Class ER-I Common Share for the year ended December 31, 2024:

	Class I	Class A	Class ER-I (a)
January	$0.1449	$0.1449	n/a
February	$0.1449	$0.1449	n/a
March	$0.1449	$0.1449	n/a
April	$0.1449	$0.1449	n/a
May	$0.1449	$0.1449	n/a
June	$0.1449	$0.1449	n/a
July	$0.1449	$0.1449	n/a
August	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31, 2025				Year ended December 31, 2024
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	98,848	(a)	$2,672,000	(a)	78,318	(c)	$2,106,000	(c)
Class A	85,205	(b)	2,303,000	(b)	84,785		2,279,000
Class S	-		-		-		-
Class D	94		3,000		-		-
Total	184,147		$4,978,000		163,103		$4,385,000

(a) Includes the issuance of 33,160 Class I Common Shares totaling $896,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 660 Class A Common Shares totaling $18,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on Class ER-A Common Shareholders’ election.

(c) Includes the issuance of 19,088 Class I Common Shares totaling $513,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

The following table details the sources of our distributions during the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Cash Distributions
Common Shares	$24,476,000	$24,067,000
Noncontrolling interests	15,207,000	13,427,000
Total cash distributions	$39,683,000	$37,494,000

Sources of Distributions
Cash flows from operating activities (a)	$39,683,000	$37,494,000

Cash flows from operating activities	$43,677,000	$43,626,000
Funds from Operations (“FFO”) (b)	$42,314,000	$40,757,000
Adjusted FFO (b)	$44,788,000	$42,157,000

(a)
As of December 31, 2025, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company’s cumulative inception-to-date distributions.

(b)
A reconciliation of net income attributable to common shareholders’ to FFO and Adjusted FFO for the years ended December 31, 2025 and 2024, respectively, is disclosed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments, and operating lease obligations at December 31, 2025:

	Mortgage loans	Revolving	Interest	Operating ground
Year	payable	credit facility	payments (a)	lease obligation	Total
2026	$77,445,000	$-	$30,997,000	$285,000	$108,727,000
2027	134,223,000	157,403,000	25,337,000	285,000	317,248,000
2028	182,587,000	-	16,804,000	285,000	199,676,000
2029	94,174,000	-	3,295,000	285,000	97,754,000
2030	-	-	1,296,000	287,000	1,583,000
Thereafter	37,564,000	-	-	28,173,000	65,737,000
Total	$525,993,000	$157,403,000	$77,729,000	$29,600,000	$790,725,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of December 31, 2025.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of Common Shares and OP Units. Offering costs of $0.5 million and $0.7 million were included in total equity for the years ended December 31, 2025 and 2024, respectively, for which the Company was obligated to reimburse ExchangeRight. As of December 31, 2025, the Company is obligated to reimburse ExchangeRight for $20,000 of these reimbursable offering costs.

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of these master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $98,000 under these guaranties during the year ended December 31, 2025, which was included in other income on the consolidated statements of operations and comprehensive income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $3.5 million as of December 31, 2025, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

See “Part III, Item 13. Certain Relationships and Related Transactions, and Trustee Independence” for a discussion of the various related-party transactions, agreements, and fees.

Off-Balance Sheet Arrangements

During the year ended December 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025.

Other than the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of December 31, 2025 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included within this Annual Report on Form 10-K.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable life
Buildings	39 years
Building and site improvements	Ranging from 5 to 25 years
Tenant improvements	Shorter of the term of the related lease or useful life
Intangible lease assets and liabilities	Term of the related lease

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

Inflation

During the year ended December 31, 2025, uncertainty in the global macroeconomic environment continued, driven by concerns over changes in U.S. domestic and international trade and tariff policies, continuing geopolitical conflicts in Eastern Europe and the Middle East, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates have moderated on a year-over-year basis during 2024 and 2025 and debt yields and interest rates have begun to fall, benchmark interest rate levels remained at elevated levels during 2025, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, 25 basis points in the third quarter ended September 30, 2025, and an additional 50 basis points in the fourth quarter ended December 31, 2025. The Federal Reserve left the federal funds rate unchanged in January 2026, and the pace of further rate reductions remains uncertain for the balance of 2026.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of December 31, 2025. The Company has borrowed $157.4 million under its revolving credit facility as of December 31, 2025, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Trustee; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

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

The success of the Company is very important to and is a significant part of ExchangeRight’s overall business plan and ExchangeRight anticipates spending sufficient time and effort on the various aspects of the Company’s business to help it perform successfully. Our Trustee has a fiduciary obligation to act on behalf of our shareholders. Under Maryland law and our Declaration of Trust, our Trustee must act in good faith, in a manner it reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. However, our Trustee is not required to devote all of its time to our business and is required to devote the time to our affairs as its duties require. Although ExchangeRight intends to provide us with the opportunity to participate in acquisitions, or an aggregated sale, merger, listing or initial public offering that ExchangeRight could pursue for its net-leased assets under management or future acquisition pipeline, ExchangeRight is under no obligation to us to pursue such a strategy or to offer to us the opportunity to participate in such acquisitions or a transaction involving its other assets under management. Additionally, our Trustee, our executive officers, the Key Principals, ExchangeRight and its affiliates and other officers, employees and agents of ExchangeRight will not have any duty, fiduciary or otherwise, or obligation to present or offer any business opportunity to the Company or to refrain from acquiring net-leased properties or seeking to execute a strategic aggregation strategy as a part of its other businesses unrelated to the Company, or other activities that could compete with the Company.

The Trustee relies heavily on our officers and on information provided by our officers for the conduct of the day-to-day business of the Company. Each of our officers also provides services to ExchangeRight and its affiliates. ExchangeRight and the Key Principals manage $7.1 billion in assets under management and are actively engaged in acquiring, syndicating, managing, and selling commercial real estate on a nationwide basis on behalf of their own accounts and for our investors representing over 9,000 investments across the country. ExchangeRight is vertically integrated to perform all real estate functions including underwriting and acquisition, financing and structuring, leasing and tenant retention, marketing and dispositions, asset and property management, analysis and legal, investor reporting, and monthly investor distributions. In addition to ExchangeRight, the Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and dispositions of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own a majority interest in and operate ExchangeRight Securities, LLC (“ERS”), an affiliate of the Trustee and ExchangeRight, and Lighthouse Capital Group, LLC (“LCG”), each of which is a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, Inc., a licensed real estate brokerage company. David Fisher is the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. The Key Principals provide services to ExchangeRight and its affiliates that preclude them from devoting substantially all of their time to the Company, and that may present certain potential conflicts of interest or duties associated with their roles at the Company and the affiliated entities.

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

Name	Age	Position
Joshua Ungerecht	41	Manager of ExchangeRight Real Estate, LLC
David Fisher	58	Manager of ExchangeRight Real Estate, LLC; Executive Managing Principal
Warren Thomas	69	Manager of ExchangeRight Real Estate, LLC
David Van Steenis	40	President, Chief Financial Officer, and Chief Investment Officer of ExchangeRight Real Estate, LLC
Susana Dryden	43	Chief People Officer and Chief Compliance Officer of ExchangeRight Real Estate, LLC
Kevin Steines	43	Chief Accounting Officer of ExchangeRight Real Estate, LLC
Timothy Williams	36	Director of Asset Management and Senior Controller

Joshua Ungerecht is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Together with Warren Thomas, Joshua has overseen the stewardship of over $2.0 billion of client equity in commercial real estate investments since 2006. In addition, Joshua is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since July 2015; CEO, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since September 2009; a co-owner and real estate broker with JRW Realty, a real estate brokerage firm, a position he has held since September 2009; and a co-owner, CEO and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2014. Telos Capital LLC is under common control by the same partners as ExchangeRight, which partners exercise ultimate control over the Company, and as such, Telos may be considered an affiliate of the Company. Joshua graduated from The Master’s College, Summa Cum Laude with a B.A. in Theology, Apologetics, and Missions, and is currently on leave from Talbot Graduate School, where he was pursuing an M.A. in Philosophy of Religion and Ethics. He also maintains Series 7, 22, 24, 63, 65, 66, and 79 Securities Licenses and an active California real estate broker license. Mr. Ungerecht’s extensive experience in the real estate development, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

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

Warren Thomas, CPA, is a Founder and Manager of ExchangeRight Real Estate, LLC, a position he has held since 2012, and in that capacity serves as a director of the Company. Warren has over 40 years of experience as a Certified Public Accountant and has been an active commercial real estate investor for the past 30 years. Prior to focusing on the securitized 1031 exchange market in 2003, he developed an extensive tax practice including estate planning, financial planning, and real estate advisory services. In addition, Warren is presently a Managing Member and co-owner of Telos Capital LLC, a real estate syndication and management firm, a position he has held since September 2015; President, Securities Principal, and a co-owner of JRW Investments, Inc., a securities representatives business, a position he has held since October 2003; a co-owner and real estate agent with JRW Realty, a real estate brokerage firm, a position he has held since September 2005; and a co-owner and Securities Principal of Lighthouse Capital Group, LLC, a broker-dealer firm, a position he has held since April 2013. Telos Capital LLC is under common control by the same partners as ExchangeRight, which partners exercise ultimate control over the Company, and as such, Telos may be considered an affiliate of the Company. He graduated in 1978 from Biola University with a B.S. in Business Administration, specializing in Accounting. He also earned a master’s degree in Taxation from Golden Gate University in 1993. He maintains Series 6, 7, 22, 24, 26, 39, 63, 66, 79, SEI and 99TO Securities Licenses. Mr. Thomas’ extensive experience in the real estate development, brokerage, management, and syndication industries, along with his credentials and experience in the securities and capital markets industry, led ExchangeRight to conclude that he should act as a Manager of ExchangeRight and in the capacity as a director of the Company.

David Van Steenis, CFA, CPA, currently serves as President, Chief Financial Officer and Chief Investment Officer for ExchangeRight. David has held the position of Chief Financial Officer since 2015, and in that capacity also serves as the Chief Financial Officer and Chief Investment Officer of the Company. David also serves as the Chief Financial Officer of Telos Capital, LLC, a position he has held since 2015. David is focused on acquisitions including the analysis, legal, closing, and syndication functions of the business as well as the financing relationships for ExchangeRight and its affiliates. David began his career with KPMG in the financial services audit practice from 2007 to 2011, where he served both private and public banking and investment management clients. Most recently, David was with Kaufman Jacobs Real Estate Investments from 2011 to 2015 where he was involved in the investment acquisition, capital markets, and financial reporting aspects of their real estate private equity business. David graduated from Trinity Christian College with highest honors with a B.S. in Accounting and a Finance concentration. David is a Certified Public Accountant and a CFA Charterholder.

Susana Dryden currently serves as Chief People Officer and Chief Compliance Officer for ExchangeRight. Susana has been with ExchangeRight since 2016, and also serves as the Chief People Officer of the Company. Susana is focused on team development, training, and the integration of the ExchangeRight’s culture throughout its departments. Susana also serves as a Registered Principal and the Chief Compliance Officer for ERS, the managing broker dealer for ExchangeRight Real Estate. Susana began her career in the industry in 2007 with JRW Investments, Inc., where she held the position of Director of Operations. In 2014, she stewarded the formation of the broker-dealer firm LCG which now oversees JRW Investments. She currently serves as a Registered Principal and CCO of these firms as well. Susana has been critical to the growth and development of ExchangeRight and its affiliates.

Kevin Steines, CPA, currently serves as Chief Accounting Officer for ExchangeRight, a position he has held since December 2020 and in that capacity serves as the Chief Accounting Officer of the Company. Kevin also serves as the Chief Accounting Officer of Telos Capital, LLC, a position he has held since December 2020. Prior to becoming Chief Accounting Officer of each company, Kevin served as the Controller of each company for over five years. Kevin is focused on the financial reporting functions of ExchangeRight and its affiliates. Prior to joining ExchangeRight, Kevin enjoyed a successful career in public accounting. He started his career at Gabelmann & Associates in their audit practice from 2006 to 2008. Kevin then spent seven years with Honkamp Krueger & Co, P.C. from 2008 to 2015, a regional CPA firm based out of Dubuque, IA. Kevin oversaw the day to day operations of the accounting and tax practice for one of Honkamp Krueger’s satellite offices. His focus was on corporate and individual tax planning and preparation, financial statement preparation, general business consulting, strategic planning, and franchise services. Kevin graduated in 2006 from Ashford University with a B.S. in Business Administration and Accounting with a Finance concentration, where he was awarded Outstanding Accounting Student for his class. Kevin is a Certified Public Accountant.

Timothy Williams, CPA, currently serves as Director of Asset Management and Senior Controller for ExchangeRight, a position he has held since September 2024, and in that capacity serves as Director of Asset Management and Senior Controller for the Company since July 2025. Prior to becoming Director of Asset Management and Senior Controller of each company, Timothy served as Senior Controller since 2021 and expanded his role to oversee asset management in 2023. Timothy is focused on leading his team to proactively manage ExchangeRight’s assets by overseeing tenant relations, strategic leasing initiatives, and stewardship of the physical properties. Prior to joining ExchangeRight, Timothy worked at PricewaterhouseCoopers in the private company services audit practice, where he served family-owned and private equity-backed organizations in the Minneapolis, MN area. He later spent six years at McCoy Group, where he led the accounting function for the transportation division and contributed to strategic acquisitions and divestitures. Timothy holds both B.A. and Masters degrees in Accounting from the University of Northern Iowa, graduating in 2013. He also earned national recognition with the prestigious Elijah Watt Sells Award for outstanding performance on the May 2013 CPA exam. Timothy is a Certified Public Accountant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 25, 2026, certain information regarding the beneficial ownership of our Common Shares and Common Shares issuable upon redemption of OP Units by: (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding Common Shares; (ii) each of the Key Principals, who act as the directors of the Company; (iii) each of our executive officers and (iv) all of our Key Principals and executive officers as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant, or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account, or similar arrangement, or (iv) the automatic termination of a trust, discretionary account, or similar arrangement. In computing the number of Common Shares beneficially owned by a person and the percentage ownership of that person, Common Shares subject to options or other rights held by that person that are exercisable as of February 25, 2026, or will become exercisable within 60 days thereafter (including Common Shares issuable upon the redemption of OP Units, which are currently redeemable or redeemable within 60 days of February 25, 2026), are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. In this regard, the percentage of beneficial ownership is based on 5,702,418 shares of Class I Common Shares, 9,968,296 shares of Class A Common Shares, 102,887 shares of Class D Common Shares, 845,121 shares of Class ER-I Common Shares, 245,309 shares of Class ER-A Common Shares, and 43,654 shares of Class ER-D Common Shares, an aggregate of 16,907,685 Common Shares, and an aggregate of 26,144,565 Common Shares and OP Units outstanding as February 25, 2026. None of the beneficial owners set forth in the table below own any Class D, Class ER-I, Class ER-A, or Class ER-D Common Shares. Class I Common Shares are issuable upon the exchange of an equal number of Class A 721 OP Units that are redeemable for cash or, at our option,

Class A Common Shares on a one-for-one basis (subject to certain adjustments). In addition, Class I Common Shares are issuable upon the exchange of an equal number of Class I OP Units that are redeemable for cash or, at our option, Class I Common Shares on a one-for-one basis (subject to certain adjustments). There are no Class S Common Shares of the Company issued and outstanding. Except as indicated, each person listed below has sole voting and investment power with respect to the shares and OP Units set forth opposite such person’s name.

Information with respect to the Key Principals and executive officers is based on our records and data supplied by each of the Key Principals and executive officers. Information with respect to beneficial owners of more than five percent of the outstanding Common Shares is based on data supplied to us by each of those persons.

								Total Number of			Percent
		Class A Common Shares			Class I Common Shares			Common Shares		Percent	of all
		Shares		Percent	Shares		Percent	and OP Units		of all	Common
		Beneficially		of	Beneficially		of	Beneficially		Common	Shares and
Name	Position	Owned		Class (1)	Owned		Class (2)	Owned		Shares (3)	OP Units (4)
KEY PRINCIPALS:
Joshua Ungerecht	Manager of ExchangeRight	4,067	(5)	*	-		*	20,311	(6)	*	*
David Fisher	Manager of ExchangeRight	-		*	-		*	-		*	*
Warren Thomas	Manager of ExchangeRight	5,061		*	-		*	58,949	(7)	*	*

EXECUTIVE OFFICERS WHO ARE NOT KEY PRINCIPALS:
David Van Steenis	President, Chief Financial Officer, and Chief Investment Officer	406		*	-		*	406		*	*
Susana Dryden	Chief People Officer and Chief Compliance Officer	5,528		*	-		*	5,528		*	*
Kevin Steines	Chief Accounting Officer	437		*	-		*	437		*	*
Timothy Williams	Director of Asset Management and Senior Controller			*			*	-		*	*

All Key Principals and Executive Officers as a group (7 persons)		15,499		*	-		*	85,631		*	*

BENEFICIAL OWNERS OF MORE THAN 5%:
ExchangeRight Real Estate, LLC		-		*	600,000	(8)	10.5%	677,308	(9)	3.5%	2.6%
1055 E. Colorado Blvd.
Suite 310
Pasadena, CA 91106

* Indicates less than 1.0% of the total number of outstanding shares or units, as the case may be, of the class or aggregate number of securities indicated, calculated in accordance with Rule 13d-3 under the Exchange Act.

(1) For each individual or group disclosed in the table above, the figures in this column are based on 9,968,296 Class A Common Shares issued and outstanding as of February 25, 2026.

(2) For each individual or group disclosed in the table above, the figures in this column are based on 5,702,418 Class I Common Shares issued and outstanding as of February 25, 2026.

(3) For each individual or group disclosed in the table above, the figures in this column are based on 9,968,296 Class A Common Shares, 5,702,418 Class I Common Shares, 102,887 Class D Common Shares, 845,121 Class ER-I Common Shares, 245,309 Class ER- A Common Shares, and 43,654 Class ER-D Common Shares for an aggregate of 16,907,685 Common Shares issued and outstanding as of February 25, 2026.

(4) For each individual or group disclosed in the table above, the figures in this column are based on an aggregate of 26,144,565 Common Shares and OP Units issued and outstanding as of February 25, 2026.

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

We have described below relationships and transactions since January 1, 2024 with related parties in which the amount involved exceeded $120,000, and all currently proposed related party transactions which exceed $120,000.

Acquisition of Properties from ExchangeRight and its Affiliates

Since January 1, 2024, we have acquired 29 of our properties from prior ExchangeRight sponsored offerings, pursuant to which certain portfolios were contributed or merged with and into a wholly-owned subsidiary of our Operating Partnership. In each such transaction, the beneficial owners of the portfolio received the right to elect either cash or OP Units in exchange for their interest in the portfolio. The Operating Partnership issued 1,458,891 OP Units in the aggregate pursuant to such agreements.

We have identified additional ExchangeRight DST Portfolios that are currently managed by ExchangeRight for possible future acquisitions. These acquisitions would include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. The aggregate potential disposition fees for these DST Portfolios are estimated to be a maximum of 2% of the respective purchase price and would be paid solely by the investors in the DST Portfolios. In certain instances, one or more of the Key Principals are investors in the ExchangeRight DST

Portfolios. The disposition fees are calculated as a percentage of the selling or merger price. For the years ended December 31, 2025 and 2024, disposition fees in the aggregate amount of $0 and $2.4 million, respectively, were paid to ExchangeRight or its affiliates upon the closing of merger transactions from the investors in the ExchangeRight DST Portfolios.

The Key Principals own minority interests in the entities that own the ExchangeRight DST Properties that are currently managed by ExchangeRight and available to the Company for possible future acquisitions. In connection with our potential acquisition of these properties, the Key Principals will be provided with the same terms that are made available to the other ExchangeRight DST Properties investors. Such terms shall be at the discretion of the Company and its Trustee and may include the ability to receive cash, complete another 1031 exchange, receive OP Units, or a combination thereof, in exchange for their interests in the respective ExchangeRight DST Portfolios.

Since January 1, 2024, we have acquired 13 properties from unaffiliated entities not managed by ExchangeRight. For the years ended December 31, 2025 and 2024, ExchangeRight earned a 1% acquisition fee on each of these property acquisitions, totaling $0.5 million and $0.1 million, respectively.

We have also certain of ExchangeRight’s existing DST net-leased portfolios, the Identified Trust Properties, for future acquisition at ExchangeRight’s cost basis. Any such acquisition will be effectuated through a contract of sale to be mutually agreed upon by us and ExchangeRight at the time of the transfer. We and ExchangeRight may also, upon mutual agreement, replace or add additional properties or purchase and sale agreements to the list of real estate identified. Such net leased necessity-based assets would have similar characteristics to the Identified Trust Properties, consistent with our investment objectives; provided, however, when considering portfolio acquisitions, the Company will consider the portfolio composition and its investment metrics as a whole and particular portfolios may include individual properties that are vacant; however, when considering portfolio acquisitions that include such properties, the Company will consider the portfolio composition as a whole and will adjust the pricing for a future retenanting event.

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
•
The ExchangeRight DST Portfolios often have loans that can be assumed with limited lender costs that on average have interest rates that are more favorable than market interest rates as of December 31, 2025; and
•
The Operating Partnership is expected to grow more quickly than it would otherwise as a result of DST investors performing a tax-deferred Code Section 721 exchange, providing long-term tax-sensitive investors for the Operating Partnership and the Company who are aligned with the long-term aggregation strategy and reducing the amount of new cash the Company must raise to acquire additional net-leased portfolios.

ExchangeRight and Affiliate Investment

In addition, in order to accelerate acquisitions on behalf of the Company and in lieu of borrowing funds, ExchangeRight has purchased OP Units of the Operating Partnership, of which 77,308 OP Units of the Operating Partnership remain outstanding as of December 31, 2025. ExchangeRight’s investment in OP Units is on the same terms as offered to other OP Unitholders at the time of their investments. In addition, certain of the Key Principals also own 70,131 OP Units.

The Key Principals own minority interests in the entities that own the ExchangeRight DST Properties that are currently managed by ExchangeRight and available to the Company for possible future acquisitions. In connection with our potential acquisition of these properties, the Key Principals will be provided with the same terms that are made available to the other ExchangeRight DST Properties investors. Such terms shall be at the discretion of the Company and its Trustee and may include the ability to receive cash, complete another 1031 exchange, receive OP Units, or a combination thereof, in exchange for their interests in the respective ExchangeRight DST Portfolios.

ExchangeRight Secured Loans

In an effort to provide an enhanced risk-adjusted return on funds invested in the Company for future potential acquisition of the Identified Trust Properties and, after acquisition of the Identified Trust Properties, on the cash that the Company may need for quarterly investor redemption requests, we will also make the ExchangeRight Secured Loans under the RSLCA to ExchangeRight. ExchangeRight and its affiliates will use the capital from the ExchangeRight Secured Loans for the acquisition, financing, or inventorying of single-tenant, net-leased necessity-based real estate similar to the ExchangeRight DST Portfolios.

The RSLCA matures on April 4, 2027 and has a maximum borrowing capacity of $250.0 million as of December 31, 2025, which will be increased automatically proportionally to any increase in the maximum offering amount of the Company’s ongoing continuous Common Shares offering. However, the Company, through the Operating Partnership, has a right to either increase or lower the amount of the aggregate loan commitment with 60 days’ notice to ExchangeRight.

The largest aggregate principal outstanding balance under the RSLCA during the year ended December 31, 2025 was $33.0 million. Additionally, the principal outstanding balance under the RSLCA was $21.0 million as of December 31, 2025, with activity during the year ended December 31, 2025 including $119.1 million of advances and $127.3 million of repayments. The largest aggregate principal outstanding balance under the RSLCA during the year ended December 31, 2024 was $44.3 million. Additionally, the principal outstanding balance under the RSLCA was $29.2 million as of December 31, 2024, with activity during the year ended December 31, 2024 including $125.3 million of advances and $118.3 million of repayments. The RSLCA bears interest at a rate equal to 12.0% per annum while outstanding. On September 18, 2024, the Company entered into the first amendment to the Restated and Uncommitted Senior Revolving Line of Credit Agreement (the “Amendment”) with ExchangeRight. Under the Amendment, the Company is due a one quarter percent (0.25%) unused facility fees and a one quarter percent (0.25%) annual access fee, both payable by ExchangeRight quarterly in arrears. The Company earned $3.6 million and $4.6 million of interest income during the years ended December 31, 2025 and year ended December 31, 2024, respectively. Interest income was paid in full and the Company has no outstanding interest income receivable balance in relation to the RSLCA as of December 31, 2025.

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

ExchangeRight has utilized acquisition debt and preferred equity capital structured similarly to the ExchangeRight Secured Loans, from nine funds since its inception in order to assist ExchangeRight in acquiring and syndicating assets to 1031 Exchange investors. Six of these funds have gone full cycle for investors. All such funds have met all redemption requests received as of the date of this Form 10-K. ExchangeRight has successfully sponsored over 126 total offerings, all of which are either meeting or exceeding investor cash flow distribution projections, including these nine debt and preferred equity capital funds. Past performance is not indicative of future results.

Notes Receivable with ExchangeRight Managed or owned DSTs

Since November 18, 2022, the Company, as lender, has entered into four real estate notes with various net-leased DSTs owned by ExchangeRight as of the issuance date. The below table details the issuance date, maturity date, interest rate, and the Company's outstanding note receivable under each of these agreements as of December 31, 2025 and 2024, which is included in notes receivable from affiliates in the consolidated balance sheets:

Note receivable	Issuance	Maturity	Interest	December 31,
from affiliated parties (a)	date	date	rate	2025	2024
Real estate note	8/25/2022	8/25/2027	6.00%	$3,610,000	$3,610,000
Junior unsecured line of credit	11/18/2022	11/18/2027	7.25%	2,410,000	2,410,000
Real estate note	11/7/2024	12/1/2028	5.80%	14,234,000	14,234,000
Real estate note	11/8/2024	12/1/2026	5.16%	1,146,000	1,146,000
				$21,400,000	$21,400,000
(a)
Each note receivable is secured by properties in net-leased DSTs managed by ExchangeRight.

Under these real estate notes, the Company earned $1.3 million and $1.0 million in interest income for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company had $0.1 million and $0.1 million in interest income receivable in relation to these real estate notes as of December 31, 2025 and 2024, respectively.

Guaranty of Master Lease Agreements

During the year ended December 31, 2025, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $98,000 under these guaranties during the year ended December 31, 2025, which was included in other income on the consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $3.5 million as of December 31, 2025, which is included in due from affiliates on the consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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

The Asset Manager earned an aggregate of $0.5 million, net of $1.6 million of fees waived by the asset manager, during the year ended December 31, 2025. The Asset Manager earned an aggregate of $0.5 million, net of $1.5 million of fees waived by the asset manager, during the year ended December 31, 2024.

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

The Property Manager earned an aggregate of $0.5 million, net of $0.4 million of fees waived by the property manager, during the year ended December 31, 2025. The Property Manager earned an aggregate of $0.6 million, net of $0.2 million of fees waived by the property manager, during the year ended December 31, 2024.

Organization and Offering Costs

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private Common Shares and OP Unit offerings and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the Common Shares offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns an amount equal to 1.00% of the net transaction price of sales of Common Shares and OP Units. These fees are expected to offset the incurred organizational and offering costs described above. During the years ended December 31, 2025 and 2024, ExchangeRight earned an aggregate of $0.5 million and $0.7 million of these fees, respectively.

ExchangeRight has paid all selling commissions and expenses to certain placement agents for its Class I Common Shares. This amount is currently a maximum of 0.25%, and historically they have ranged from 0.00% to 2.50% of the gross offering price of shares sold in the Class I Common Shares offering. During the years ended December 31, 2025 and 2024, ExchangeRight paid an aggregate of $21,000 and $17,000 of selling commissions and expenses of the Class I Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class A Common Shares sold in the offering in an amount up to approximately 1.80% of the gross offering price of shares sold in the Class A Common Shares offering. During the years ended December 31, 2025 and 2024, ExchangeRight paid an aggregate of $0.1 million and $0.2 million of selling commissions and expenses of the Class A Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class ER-I Common Shares sold in the offering to ensure the Class ER-I per share net proceeds after selling commissions and expenses would not result in fewer proceeds to the REIT than its other common share classes. During the years ended December 31, 2025 and 2024, ExchangeRight paid an aggregate of $0.1 million and $0.1 million of selling commissions and expenses of the Class ER-I Common Shares sold in the offering, respectively.

ExchangeRight has agreed to pay a portion of the selling commissions and expenses for its Class ER-A Common Shares sold in the offering to ensure the Class ER-A per share net proceeds after selling commissions and expenses would not result in fewer proceeds to the REIT than its other common share classes. During the year ended December 31, 2025, ExchangeRight paid an aggregate of $30,000 of selling commissions and expenses of the Class ER-A Common Shares sold in the offering, respectively.

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

No distributions were earned pursuant to the foregoing distribution waterfall for the years ended December 31, 2025 or 2024.

Selling Commissions and Expenses to ERS

ERS also has been engaged by ExchangeRight to oversee ExchangeRight personnel as it relates to potential limited interactions with retail investors in connection with the Company’s current private Class A Common Shares offering and will earn up to $11,509,835 (0.5%) of the gross offering price of shares sold for that share class; provided, however, any such fees that are not paid to ERS will be retained by ExchangeRight on a nonaccountable basis, which up to half of such amount may be reallowed to the other broker-dealers acting as placement agents in the offering, at the discretion of ERS. In addition, ExchangeRight may pay up to 1.25% in additional commission based on the Class A Common Shares gross offering price for shares sold in this offering to ERS, in ExchangeRight’s sole discretion. Any such additional commissions due to ERS will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. For its Class I and Class S Shares, ExchangeRight may pay other broker-dealers, which could include ERS, a fee of up to 1.50% of the gross offering price of shares sold in the offering, in ExchangeRight’s sole discretion. Any such fees and commissions due will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. Further, ExchangeRight will pay up to $250,000 (0.25%) of the Class ER-I Common Shares gross offering price for shares sold in this offering to ERS, in ExchangeRight’s sole discretion. Any such additional commissions due to ERS will be paid by ExchangeRight and will not be reimbursed by the Company or paid out of offering proceeds. For its Class ER-I Common Shares, ExchangeRight may pay 1.25% of additional commissions, which could include those earned by ERS, in ExchangeRight’s sole discretion. During the years ended December 31, 2025 and 2024, the Company paid an aggregate of $92,000 and $69,000 of selling commissions and expenses to ERS, respectively.

Selling Commissions to Key Principals

Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, and may also be acting as a prospective investor’s registered representative or registered supervisor (or both), in connection with our private securities offerings. In that case, Messrs. Thomas and Ungerecht may receive selling commissions and expenses as a result of their sales efforts with respect to the Common Shares sold in our private offerings. During the years ended December 31, 2025 and 2024, the Company paid an aggregate of $705,000 and $809,000 of selling commissions to ERS and LCG, respectively.

Real Estate Commissions to JRW Realty, Inc.

JRW Realty, Inc., a licensed real estate broker and an affiliate of ExchangeRight, may act as our real estate broker in connection with the identification and purchase of real estate properties other than the ExchangeRight DST Portfolios and any other Identified Trust Properties we acquire from an ExchangeRight affiliate. The amount of the commissions payable to JRW Realty in connection with these transactions will be fixed by the sellers of the properties, and all commissions will be paid by the sellers of properties and not by the Company. JRW Realty does not expect to act in a “dual agency” capacity or represent the seller of any properties sold to us or be involved in setting the total amount of commission payable in connection with the sale of the property or the amount reallowed to JRW Realty, as the buyer’s broker. A portion of any commissions received by JRW Realty may be reallowed to ExchangeRight. During the years ended December 31, 2025 and 2024, JRW Realty, Inc. reallowed an aggregate of $551,000 and $140,000 real estate commissions to ExchangeRight, respectively.

Disposition Fees to ExchangeRight and its Affiliates

ExchangeRight DST Portfolios holds some of the additional Identified Trust Properties that are anticipated to be acquired from affiliates of ExchangeRight. We may, in the future, acquire other properties from ExchangeRight or its affiliates, including other DST programs sponsored by ExchangeRight. These DST programs include the payment of certain disposition fees to ExchangeRight or its affiliates from the net proceeds to the DST Portfolio investors. These disposition fees are estimated to be a maximum of 2% of the respective purchase price and will be paid solely by the investors in the ExchangeRight DST Portfolios. For the years ended December 31, 2025 and 2024, disposition fees in the aggregate amount of $0.0 million and $2.4 million, respectively, were paid to ExchangeRight or its affiliates upon the closing of the merger transactions from the investors in the ExchangeRight DST Portfolios.

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

Other Activities of Our Key Principals and Officers

We rely on our Key Principals, officers and other key employees for the day-to-day operation of our business. ExchangeRight and our Key Principals manage over $7.1 billion dollars in assets under management and are actively engaged in acquiring, syndicating, managing, and selling stabilized commercial real estate on a nationwide basis on behalf of their own accounts and for our investors representing over 9,000 investments across the country. In addition to ExchangeRight, our Key Principals own and operate Telos Capital, a sister company to ExchangeRight that is focused on the acquisition, development, redevelopment, repositioning, management and sales of value-added and opportunistic commercial real estate. Warren Thomas and Joshua Ungerecht also own and operate ERS and LCG, each a FINRA member broker-dealer, JRW Investments, an Office of Supervisory Jurisdiction under LCG, and JRW Realty, a licensed real estate broker. David Fisher is also the owner and President/CEO of the family office investment entity DLF Investments, LLC, which focuses on a variety of real estate ownership investments. Mr. Fisher is also the President and CEO of Rise Capital Partners, which is his family business primarily focused on the development and management of apartment communities currently primarily in Southern Minnesota. As a result of the interests of members of our management team in other ventures and the fact that they also are engaged, and will continue to engage, in other business activities, our officers and other key persons may have conflicts of interest in allocating their time between us and other activities in which they are involved. However, we believe that our officers and other key employees have sufficient time to discharge fully their responsibilities to the Company and all other ventures in which they are involved.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The managers of ExchangeRight (the “Managers”), which is the sole member and manager of the Trustee, which is the sole Trustee of the Company, engaged Grant Thornton LLP (“Grant Thornton”) as the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2025 and December 31, 2024. Neither the Company, the Trustee nor ExchangeRight has a separately designated standing audit committee in place. Rather, the functions typically performed by an audit committee are performed by the Managers. The Managers regularly review and determine whether any non-audit services provided by Grant Thornton potentially affect its independence with respect to the Company. The Company’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton. Pre-approval is generally provided by the Managers for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Managers may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Managers regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2025, all services performed by Grant Thornton with respect to the Company were pre-approved by the Managers in accordance with this policy.

The following table sets forth the aggregate fees billed by Grant Thornton with respect to audit and non-audit services for the Company during the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees (1)	$408,000	$410,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$408,000	$410,000

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
(4)
All Other Fees include fees for any products or services not included in the above three categories.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). The following documents are filed as part of this report.

1. Financial Statements (see Item 8)

a. Reports of Independent Registered Public Accounting Firms

b. Consolidated Balance Sheets as of December 31, 2025 and 2024

c. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024

d. Consolidated Statements of Equity for the years ended December 31, 2025 and 2024

e. Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

f. Notes to Consolidated Financial Statements

15(a)(2). The following is a list of the financial statement schedules required by Item 8:

1. Schedule III – Real Estate and Accumulated Depreciation

15(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Trust of ExchangeRight Income Fund (filed as Exhibit 3.1 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

3.2

Third Amended and Restated Declaration of Trust of ExchangeRight Income Fund dated June 10, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2025 and incorporated herein by reference)

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

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated May 30, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024 and incorporated herein by reference)

10.1(c)

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated June 10, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10 ,2025 and incorporated herein by reference)

10.2(a)

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

Second Incremental Revolving Commitment Assumption Agreement and First Amendment to Credit Agreement dated April 30, 2025 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Increasing Lender named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference)

10.2(m)

Third Incremental Revolving Commitment Assumption Agreement and First Amendment to Credit Agreement dated July 7, 2025 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Additional Lender named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2025 and incorporated herein by reference)

10.2(n)

Fourth Incremental Revolving Commitment Assumption Agreement and Credit Agreement to Credit Agreement dated October 3, 2025 by and among ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Income Fund, d/b/a ExchangeRight Essential Income REIT, the other Loan Parties named therein, Wells Fargo Bank, National Association, as Administrative Agent, and the Additional Lender named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2025 and incorporated herein by reference)

10.2(o)

Revolving Note dated July 23, 2024 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated herein by reference)

10.2(p)

Amended and Restated Revolving Note dated April 30, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference)

10.2(q)

Amended and Restated Revolving Note dated July 7, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Renasant Bank (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 10, 2025 and incorporated herein by reference)

10.2(r)

Revolving Note dated October 3, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor or Synovus Bank (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 3, 2025 and incorporated herein by reference)

10.2(s)

Amended and Restated Revolving Note dated April 30, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Fifth Third Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference)

10.2(t)

Amended and Restated Revolving Note dated July 7, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Renasant Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 10, 2025 and incorporated herein by reference)

10.2(u)

Amended and Restated Revolving Note dated October 3, 2025 by ExchangeRight Income Fund Operating Partnership, LP in favor of Synovus Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 3, 2025 and incorporated herein by reference)

10.3

Form of Agreement and Plan of Merger by and among an ExchangeRight Net Leased Portfolio DST and ExchangeRight Income Fund Operating Partnership, LP (filed as Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.4

Form of Interest Assignment Agreement between ExchangeRight Real Estate, LLC (as Assignor), ExchangeRight Income Fund Operating Partnership, LP (as Assignee) and an ExchangeRight NLP Master Lessee, LLC (filed as Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.5

Property Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Property Management, LLC (filed as Exhibit 10.5 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.6

Asset Management Agreement dated February 28, 2019 between ExchangeRight Income Fund Operating Partnership, LP and ExchangeRight Net-Leased Asset Management, LLC (filed as Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.7

Indemnity Agreement dated December 31, 2021 by and among ExchangeRight Income Fund, ExchangeRight Income Fund Operating Partnership, LP, ExchangeRight Real Estate, LLC, David Fisher, Joshua Ungerecht, and Warren Thomas (filed as Exhibit 10.7 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.8

Tax Protection Agreement dated July 18, 2022, by and among ExchangeRight Income Fund Partnership, LP, and each Property Contributor (filed as Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10 filed on April 27, 2023 and incorporated herein by reference)

10.9

Second Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2025 and incorporated herein by reference)

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

EXCHANGERIGHT INCOME FUND

February 26, 2026	/s/ David Fisher
Date	David Fisher
Executive Managing Principal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2026	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)
Manager of ExchangeRight Real Estate, LLC

February 26, 2026	/s/ David Van Steenis
Date	David Van Steenis
President, Chief Financial Officer, and Chief Investment Officer
(Principal Financial Officer and Principal Accounting Officer)

February 26, 2026	/s/ Joshua Ungerecht
Date	Joshua Ungerecht
Manager of ExchangeRight Real Estate, LLC

February 26, 2026	/s/ Warren Thomas
Date	Warren Thomas
Manager of ExchangeRight Real Estate, LLC

ExchangeRight Income Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Shareholders

ExchangeRight Income Fund

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ExchangeRight Income Fund (d/b/a ExchangeRight Essential Income REIT) (a Maryland statutory trust) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income , equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

February 26, 2026

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Real estate:
Land	$224,081,000	$226,751,000
Buildings and improvements	982,635,000	968,186,000
	1,206,716,000	1,194,937,000
Less accumulated depreciation	(115,945,000)	(89,628,000)
Real estate, net	1,090,771,000	1,105,309,000
Intangible lease assets, net	57,670,000	65,142,000
RSLCA notes receivable from affiliates	21,007,000	29,243,000
Restricted cash	10,835,000	11,920,000
Cash and cash equivalents	10,664,000	9,348,000
Receivables	9,935,000	9,831,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,750,000	4,700,000
Other assets	2,711,000	1,836,000
Due from affiliates	3,509,000	-
Assets related to real estate held for sale	6,399,000	-
TOTAL ASSETS	$1,239,651,000	$1,258,729,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$514,758,000	$584,765,000
Revolving credit facility	157,403,000	82,452,000
Intangible lease liabilities, net	22,039,000	22,930,000
Accounts payable, accrued expenses and other liabilities	13,798,000	10,332,000
Right-of-use liability	5,397,000	5,185,000
Pending trade deposits	1,505,000	3,096,000
Distributions payable	3,777,000	3,690,000
Due to affiliates	180,000	500,000
Total liabilities	718,857,000	712,950,000

Commitments and contingencies	-	-

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Balance Sheets

Equity:
Class A common shares, $0.01 par value per share, 79,169,019 and 79,273,374 shares authorized, 9,994,066 and 10,322,475 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$100,000	$103,000
Class I common shares, $0.01 par value per share, 79,169,019 and 79,273,374 shares authorized, 5,759,806 and 5,981,146 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	58,000	60,000
Class S common shares, $0.01 par value per share, 79,169,019 and 79,273,374 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Class D common shares, $0.01 par value per share, 79,169,019 and 0 shares authorized, 68,911 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,000	-
Class ER-A common shares, $0.01 par value per share, 3,663,004 and 0 shares authorized, 190,511 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,000	-
Class ER-I common shares, $0.01 par value per share, 3,663,004 and 3,451,847 shares authorized, 843,290 and 258,454 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9,000	3,000
Class ER-S common shares, $0.01 par value per share, 3,663,004 and 0 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Class ER-D common shares, $0.01 par value per share, 3,663,004 and 0 shares authorized, 39,991 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	438,896,000	429,528,000
Cumulative distributions in excess of net income	(110,795,000)	(83,740,000)
Accumulated other comprehensive (loss)	(290,000)	(56,000)
Total shareholders’ equity	327,981,000	345,898,000
Noncontrolling interests attributable to operating partnership	192,813,000	199,881,000
Total equity	520,794,000	545,779,000
TOTAL LIABILITIES AND EQUITY	$1,239,651,000	$1,258,729,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31,
	2025	2024
Revenues
Rental revenue	$87,810,000	$81,025,000
Interest income on notes receivable from affiliates	4,954,000	5,106,000
Other	161,000	162,000
Total revenues	92,925,000	86,293,000

Operating Expenses
Property operating expenses	10,882,000	10,583,000
Management fees to affiliates	924,000	1,059,000
General and administrative expenses	1,519,000	1,246,000
Depreciation and amortization	44,110,000	41,513,000
Provisions for impairment	2,704,000	514,000
Total operating expenses	60,139,000	54,915,000

Gain on sales, net	7,576,000	5,586,000

Income from Operations	40,362,000	36,964,000

Other Income (Expense)
Interest expense	(37,460,000)	(32,830,000)
Interest income	14,000	42,000
Total other income (expense)	(37,446,000)	(32,788,000)

Net income	2,916,000	4,176,000

Net (income) attributable to noncontrolling interests	(1,037,000)	(1,394,000)

Net income attributable to common shareholders	$1,879,000	$2,782,000

Net income per common share attributable to common shareholders, basic and diluted	$0.11	$0.17

Weighted average number of common shares outstanding, basic and diluted	16,629,487	16,137,393

Other comprehensive income:
Net income	$2,916,000	$4,176,000
Other comprehensive income - unrealized (loss) on change in fair value of cash flow hedges	(362,000)	457,000
Comprehensive income	2,554,000	4,633,000
Comprehensive (income) attributable to noncontrolling interests	(909,000)	(1,547,000)
Comprehensive income attributable to common shareholders	$1,645,000	$3,086,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Equity

													Noncontrolling
										Cumulative	Accumulated		interest
	Par Value								Additional	distributions	other	Total	attributable to
	Class	Class	Class	Class	Class	Class	Class	Class	paid-in	in excess	comprehensive	shareholders’	operating	Total
	A	I	S	D	ER-A	ER-I (a)	ER-S	ER-D	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2023	$100,000	$58,000	$-	$-	$-	$-	$-	$-	$408,358,000	$(58,448,000)	$(360,000)	$349,708,000	$187,334,000	$537,042,000
Net income	-	-	-	-	-	-	-	-	-	2,782,000	-	2,782,000	1,394,000	4,176,000
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	304,000	304,000	153,000	457,000
Issuance of common shares	5,000	6,000	-	-	-	3,000	-	-	37,654,000	-	-	37,668,000	-	37,668,000
Issuance of common shares under DRIP	1,000	1,000	-	-	-	-	-	-	4,383,000	-	-	4,385,000	-	4,385,000
Repurchase of common shares	(3,000)	(6,000)	-	-	-	-	-	-	(22,776,000)	-	-	(22,785,000)	-	(22,785,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	29,567,000	29,567,000
Conversion of OP Units to common shares	-	1,000	-	-	-	-	-	-	3,494,000	-	-	3,495,000	(3,495,000)	-
Offering costs	-	-	-	-	-	-	-	-	(1,585,000)	-	-	(1,585,000)	(1,029,000)	(2,614,000)
Distributions	-	-	-	-	-	-	-	-	-	(28,074,000)	-	(28,074,000)	(14,043,000)	(42,117,000)
Balance, December 31, 2024	103,000	60,000	-	-	-	3,000	-	-	429,528,000	(83,740,000)	(56,000)	345,898,000	199,881,000	545,779,000
Net income	-	-	-	-	-	-	-	-	-	1,879,000	-	1,879,000	1,037,000	2,916,000
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(234,000)	(234,000)	(128,000)	(362,000)
Issuance of common shares	2,000	3,000	-	1,000	2,000	6,000	-	-	40,070,000	-	-	40,084,000	-	40,084,000
Issuance of common shares under DRIP	1,000	1,000	-	-	-	-	-	-	4,976,000	-	-	4,978,000	-	4,978,000
Repurchase of common shares	(6,000)	(7,000)	-	-	-	-	-	-	(36,622,000)	-	-	(36,635,000)	-	(36,635,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	10,852,000	10,852,000
Conversion of OP Units to common shares	-	1,000	-	-	-	-	-	-	2,907,000	-	-	2,908,000	(2,908,000)	-
Offering costs	-	-	-	-	-	-	-	-	(1,963,000)	-	-	(1,963,000)	(107,000)	(2,070,000)
Distributions	-	-	-	-	-	-	-	-	-	(28,934,000)	-	(28,934,000)	(15,814,000)	(44,748,000)
Balance, December 31, 2025	$100,000	$58,000	$-	$1,000	$2,000	$9,000	$-	$-	$438,896,000	$(110,795,000)	$(290,000)	$327,981,000	$192,813,000	$520,794,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,916,000	$4,176,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,110,000	41,513,000
Provisions for impairment	2,704,000	514,000
Gain on sales, net	(7,576,000)	(5,586,000)
Amortization of deferred rent receivables/liabilities, net	(786,000)	(830,000)
Amortization of above/below-market lease intangibles, net	(2,491,000)	(2,566,000)
Amortization of assumed below/above-market debt, net	4,718,000	4,025,000
Amortization of lease incentives	277,000	259,000
Amortization of deferred financing costs	754,000	492,000
Amortization of deferred ground rent	161,000	161,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	558,000	(48,000)
Other assets	(1,182,000)	(196,000)
Due from affiliates	98,000	536,000
Accounts payable, accrued expenses and other liabilities	(248,000)	719,000
Due to affiliates	(336,000)	457,000
Net cash provided by operating activities	43,677,000	43,626,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(53,679,000)	(37,222,000)
Proceeds from sale of real estate	43,601,000	12,205,000
Improvements of real estate	(1,106,000)	(784,000)
Advances on notes receivable from affiliated parties	-	(3,000)
Advances on RSLCA notes receivable from affiliated party	(119,092,000)	(133,589,000)
Repayments on RSLCA notes receivable from affiliated party	127,328,000	126,597,000
Net cash used in investing activities	(2,948,000)	(32,796,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	36,989,000	36,281,000
Offering costs from issuance of common shares	(1,963,000)	(1,585,000)
Repurchases of common shares	(36,635,000)	(22,785,000)
Proceeds from issuance of noncontrolling interests	-	626,000
Offering costs from issuance of noncontrolling interests	(107,000)	(1,029,000)
Proceeds from pending trade deposits	1,505,000	3,096,000
Repayments of mortgage loans payable	(74,951,000)	(67,291,000)
Proceeds from revolving credit facilities	74,951,000	97,452,000
Repayments of revolving credit facilities	-	(15,000,000)
Payments of financing costs	(604,000)	(1,161,000)
Common shares distributions	(24,476,000)	(24,067,000)
Noncontrolling interests distributions	(15,207,000)	(13,427,000)
Net cash used in financing activities	(40,498,000)	(8,890,000)

Net increase in cash, cash equivalents and restricted cash	231,000	1,940,000
Cash, cash equivalents and restricted cash at beginning of year	21,268,000	19,328,000
Cash, cash equivalents and restricted cash at end of year	$21,499,000	$21,268,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$10,664,000	$9,348,000
Restricted cash	10,835,000	11,920,000
Cash, cash equivalents and restricted cash at end of year	$21,499,000	$21,268,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,956,000	$27,627,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,777,000	$3,690,000
Distributions reinvested into Class A and Class I common shares	$4,978,000	$4,385,000
Conversion of OP Units to Class I common shares	$2,908,000	$3,495,000
Recognition of guaranty receivable and liability	$3,590,000	$-
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$10,852,000	$28,941,000
Assumption of loans payable in conjunction with the acquisition of real estate	$-	$63,943,000

The accompanying notes are an integral part of these consolidated financial statements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the "Operating Partnership") owned 357 properties in 35 states (collectively, the “Trust Properties”) as of December 31, 2025. The Trust Properties are occupied by 40 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

December 31, 2025

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

December 31, 2025

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Impairment charges of $2.7 million were recorded during the year ended December 31, 2025 related to three properties and impairment charges of $0.5 million were recorded during the year ended December 31, 2024 related to two properties.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable life
Buildings	39 years
Building and site improvements	Ranging from 5 to 25 years
Tenant improvements	Shorter of the term of the related lease or useful life
Intangible lease assets and liabilities	Term of the related lease

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

December 31, 2025

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated, or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company would perform recoverability analyses based on the estimated undiscounted cash flows that would be expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property would reflect that the carrying value of each real estate investment would be recovered. The Company had four properties that were held for sale as of December 31, 2025. There were no properties that were held for sale as of December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of December 31, 2025 and 2024, respectively.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $10.8 million and $11.9 million as of December 31, 2025 and 2024, respectively, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements and leasing commissions of the underlying properties collateralized by the respective loan.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not currently anticipate that the counterparty to the Company’s interest rate swap agreement will fail to meet its obligation. The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 and as of December 31, 2025, there was no event of default related to the Company’s interest rate swap agreement.

Revenue Recognition and Receivables

Management has determined that predominantly all of the Company’s leases with its various tenants are operating leases (excluding the sales-type leases disclosed in Note 3. Investment in Real Estate below). The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is reasonably assured. Deferred rent receivable was $3.8 million and $3.2 million as of December 31, 2025 and, 2024, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, and is included in receivables on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. These amounts were de minimis for the years ended December 31, 2025 and 2024 and are included in accounts payable, accrued expenses, and other liabilities on the accompanying consolidated balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company continually assesses the collectability of receivables related to our tenants and real estate operations. In evaluating collectability, the Company considers the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which would be included in revenue on the consolidated statements of operations. The Company had no allowance for doubtful accounts as of December 31, 2025 and 2024.

A limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. The Company recorded no contingent rent during the years ended December 31, 2025 or 2024. Revenues also may include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured. Lease termination income of $0.6 million was recognized during the year ended December 31, 2025 and is included in rental revenues on the accompanying consolidated statements of operations and comprehensive income. No lease termination income was recognized during the year ended December 31, 2024.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Pending Trade Deposits

Pending trade deposits were $1.5 million and $3.1 million as of December 31, 2025 and 2024, respectively, and represents funds received by the Company from investors for future purchases of Class I, Class A, Class D, Class S, Class ER-I, Class ER-A, Class ER-D, or Class ER-S common shares. Common shares are issued by the Company upon the investment being accepted by the Company.

Right-of-Use Assets and Liabilities

The Company is the lessee under a ground lease. In accordance with the lease accounting standard, the Company recorded a right-of-use asset and related liability for this ground lease of the date of acquisition in December 2021. As of December 31, 2025, the remaining lease term, including options which were deemed probable to be exercised, was approximately 65 years and the discount rate used to calculate the Company’s lease liability was 7.1%. Rent expense under the ground lease was $0.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

The following table represent a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease agreement applicable to right-of-use liabilities as of December 31, 2025:

2026	$285,000
2027	285,000
2028	285,000
2029	285,000
2030	287,000
Thereafter	28,173,000
Total undiscounted future minimum lease payments	29,600,000
Future minimum lease payments, discount	(24,203,000)
Right-of-use liability	$5,397,000

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage loans payable was $0.6 million and $0.9 million, which was net of accumulated amortization of $0.8 million and $0.6 million as of December 31, 2025 and 2024 respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. The carrying value of the deferred financing costs related to revolving credit facilities was $1.0 million and $0.9 million, which was net of accumulated amortization of $1.0 million and $0.5 million as of December 31, 2025 and 2024 respectively, and was recorded within other assets on the consolidated balance sheets. Amortization of deferred financing costs was $0.8 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, and is included in interest expense on the accompanying consolidated statements of operations and comprehensive income.

Guaranty of Master Lease Agreements

The Company, through the Operating Partnership is the guarantor on master lease agreements entered into between certain DSTs of which ExchangeRight serves as the master lessee. In the event of default by the master lessee, the Operating Partnership would be obligated to pay all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees, which is included in due from affiliates on the consolidated balance sheet, and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet, as of December 31, 2025 of $3.5 million. This noncontingent guaranty receivable and offsetting noncontingent guaranty liability represent the fair value of the obligation to stand ready to perform in the event that a specified triggering event or condition occurs as outlined in the master lease agreements and the Company undertakes obligation to make payments in the event the triggering event (i.e., non-payment by the master lessee occurs).

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

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

Our current business is focused on the ownership and operation of net-leased, primarily investment-grade tenanted properties. As of December 31, 2025, the Company owned 357 properties in 35 states, which are occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. The CODM evaluates financial performance and allocates resources on a portfolio basis. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

The CODM evaluates consolidated operating results, performance of the portfolio as a whole, and allocates its resources based on net income as reported on the Company’s Consolidated Statements of Operations and Comprehensive Income. Further, the measure of segment assets is equal to the total assets reported on the Company’s Consolidated Balance Sheets.

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

Accounting Pronouncements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”). ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the type of expenses in commonly presented expense captions. This amendment requires that an entity disclose certain expenses, such as amounts of depreciation and intangible asset amortization, included in each relevant expense caption and to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the income tax disclosure requirements. Specifically, it requires annual disclosure of specific categories in the rate reconciliation and the provision of additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company adopted this standard in the year ended December 31, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 357 properties in 35 states as of December 31, 2025. As of December 31, 2025, the Company’s portfolio was 98.8% leased and is occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for years ended December 31, 2025 and 2024 is composed of the following:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

	Years ended December 31,
	2025	2024
Cost
Balance - beginning of year	$1,194,937,000	$1,102,298,000
Acquisitions (a)	60,052,000	115,378,000
Dispositions	(39,629,000)	(23,009,000)
Improvements	1,106,000	784,000
Assets related to real estate held for sale	(9,750,000)	-
Provisions for impairment	-	(514,000)
Balance - end of year	$1,206,716,000	$1,194,937,000

Accumulated depreciation
Balance - beginning of year	$(89,628,000)	$(62,243,000)
Depreciation expense	(31,257,000)	(29,144,000)
Dispositions	4,131,000	1,759,000
Depreciation related to real estate held for sale	809,000	-
Balance - end of year	$(115,945,000)	$(89,628,000)

Net book value - end of year	$1,090,771,000	$1,105,309,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Property Acquisitions

The Company acquired the following properties for cash from unaffiliated entities during the year ended December 31, 2025:

Location	Acquisition date	Purchase price
Branson, MO	3/18/2025	$2,602,000
Bellefontaine, OH	3/26/2025	$4,781,000
Marion, OH	4/15/2025	$5,101,000
Noblesville, IN	4/23/2025	$8,549,000
Texarkana, AR	6/24/2025	$10,995,000
Garden City, KS	6/25/2025	$3,909,000
Lewistown, PA	8/22/2025	$1,812,000
Alamogordo, NM	8/22/2025	$1,983,000
McDonough, GA	12/22/2025	$8,373,000
Johnstown, PA	12/31/2025	$2,223,000
Pittsburgh, PA	12/31/2025	$1,991,000

Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions totaling $0.5 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details).

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million, that were previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

On May 7, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.1 million, that was previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 77,572 OP Units totaling $2.1 million.

On October 23, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.8 million from an unaffiliated entity. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 51,410 OP Units totaling $1.4 million.

On May 30, 2024, the Company, through the Operating Partnership, acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $10.2 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $0.1 million to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details ).

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

On December 17, 2024, the Company, through the Operating Partnership, acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $1.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $16,000 to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details ).

An allocation of the purchase price, including acquisition costs, for these acquisitions are as follows:

	Years ended December 31,
	2025	2024
Land	$8,590,000	$23,046,000
Building	45,849,000	86,381,000
Building and site improvements	5,613,000	5,951,000
Lease in-place intangible assets	6,045,000	9,735,000
Lease above-market intangible assets	732,000	491,000
Below-market debt	-	6,100,000
	66,829,000	131,704,000
Liabilities assumed:
Lease below-market intangible liabilities	(2,298,000)	(1,597,000)
Purchase price (including acquisition costs)	$64,531,000	$130,107,000

Property Dispositions

On April 14, 2025, the Company contributed six properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $12.2 million, recognizing a gain of $2.0 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $27.4 million, $26.5 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

On June 12, 2025, the Company sold one property for cash to an unaffiliated entity for $0.7 million, recognizing a loss of $0.4 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income.

On June 17, 2025, the Company contributed seven properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to ExchangeRight for a total sales price of $16.3 million, recognizing a gain of $3.7 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $35.0 million, $34.1 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of the date of this report (see Note 10. Related and Affiliated Party Transactions for further details).

On December 12, 2025, the Company contributed eight properties into a wholly-owned DST and simultaneously sold 100% of its ownership interest in the DST to an investor for a total sales price of $14.4 million, recognizing a gain of $2.4 million, which is included in gain on sales, net on the consolidated statements of operations and comprehensive income. In connection with the disposition, the Operating Partnership entered into a guaranty agreement with this wholly-owned DST of which ExchangeRight serves as the master lessee via a master lease agreement. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The contractual payments under this lease agreement totaled $12.9 million, $12.8 million of which was still outstanding as of December 31, 2025. The Company has not been obligated to make any payments under this guaranty as of December 31, 2025.

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

Properties Held for Sale

The Company entered into separate sales contracts with individual third-parties to sell four of its properties as of December 31, 2025. In connection with the execution of these contracts, the Company recorded the assets associated with these properties at the lower of (a) cost or (b) fair value less estimated costs to sell, which resulted in impairment charges during the year ended December 31, 2025 totaling $2.7 million related to the three of these properties. The carrying value of the fourth property in which the Company entered into a sales contract was below its fair value, therefore no impairment charge was recorded. The estimated fair value of these properties was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. The estimation and evaluation of these impairment charges relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges, or potential loss on sale, for these properties at the time the transaction closes.

Sales-Type Leases

The Company, as lessor, has entered into long-term leases with affiliated parties that transfer the rights, title and interest of certain in-line, non-anchor tenants at certain multi-tenant properties the Company has acquired. These leases range from 50

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

years to 99 years, and all include 10 five-year renewal options. These in-line tenants do not fit within the Company’s investment criteria of being investment-grade necessity-based tenants. Simultaneously upon the acquisition of these properties, the Company transferred the rights, title and interest of the in-line tenants for consideration in the form of lump sum payments which equaled the fair value associated with the in-line tenants at their respective properties. The Company has classified these lease transactions as sales-type leases. Additionally, as the lump sum payment totaled the fair value of the in-line tenants at each respective property, and the remaining annual lease payments at each respective property is de minimis, these transactions had no effect on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2025 and 2024, respectively.

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the years ended December 31, 2025 and 2024. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the consolidated statements of operations and comprehensive income. Rental revenue is comprised of the following:

	Years ended December 31,
	2025	2024
Base rents	$75,017,000	$68,896,000
Tenant reimbursables	8,903,000	8,733,000
Straight-line rent adjustments	786,000	830,000
Above/below market lease amortization, net	2,491,000	2,566,000
Lease termination income	613,000	-
Total rental revenue	$87,810,000	$81,025,000

Annual future contractual base rents pursuant to non-cancellable terms due to be received under operating leases in effect at December 31, 2025 are as follows:

2026	$75,464,000
2027	70,641,000
2028	62,385,000
2029	55,761,000
2030	46,546,000
Thereafter	155,916,000
Total	$466,713,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Concentration of Credit Risk

As of December 31, 2025, the Company’s portfolio is occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during years ended December 31, 2025 and 2024:

	Years ended December 31,
Tenant	2025	2024
Walgreens	17.8%	16.2%
Dollar General	15.4%	17.5%

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $21.0 million and $29.2 million as of December 31, 2025 and 2024, respectively.

Notes Receivable from Affiliated Parties

Since November 2022, the Company, as lender, has entered into four real estate notes with various net-leased DSTs owned by ExchangeRight as of the issuance date. The below table details the issuance date, maturity date, interest rate, and the Company’s outstanding note receivable under each of these agreements as of December 31, 2025 and 2024, which is included in notes receivable from affiliates in the consolidated balance sheets:

Note receivable	Issuance	Maturity	Interest	December 31,
from affiliated parties (a)	date	date	rate	2025	2024
Real estate note	8/25/2022	8/25/2027	6.00%	$3,610,000	$3,610,000
Junior unsecured line of credit	11/18/2022	11/18/2027	7.25%	2,410,000	2,410,000
Real estate note	11/7/2024	12/1/2028	5.80%	14,234,000	14,234,000
Real estate note	11/8/2024	12/1/2026	5.16%	1,146,000	1,146,000
				$21,400,000	$21,400,000

(a)
Each note receivable is secured by properties in net-leased DSTs managed by ExchangeRight.

Under these real estate notes, the Company earned $1.3 million and $1.0 million in interest income for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company had $0.1 million and $0.1 million in interest income receivable in relation to these real estate notes as of December 31, 2025 and 2024, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	December 31, 2025
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$106,796,000	$(51,645,000)	$55,151,000	7.2
Above-market leases	4,567,000	(2,048,000)	2,519,000	6.8
Total intangible lease assets, net	$111,363,000	$(53,693,000)	$57,670,000

Below-market leases	$35,233,000	$(13,194,000)	$22,039,000	10.9

	December 31, 2024
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$105,164,000	$(42,367,000)	$62,797,000	6.9
Above-market leases	3,925,000	(1,580,000)	2,345,000	5.4
Total intangible lease assets, net	$109,089,000	$(43,947,000)	$65,142,000

Below-market leases	$33,332,000	$(10,402,000)	$22,930,000	10.6

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities were as follows:

	Years ended December 31,
	2025	2024
Net adjustment to rental revenue	$2,491,000	$2,566,000

Amortization of in-place leases	$12,799,000	$12,369,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of December 31, 2025 are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
2026	$11,772,000	$(565,000)	$3,000,000	$2,435,000
2027	9,986,000	(467,000)	2,578,000	2,111,000
2028	7,959,000	(423,000)	2,367,000	1,944,000
2029	6,664,000	(375,000)	2,228,000	1,853,000
2030	5,045,000	(263,000)	2,052,000	1,789,000
Thereafter	13,725,000	(426,000)	9,814,000	9,388,000
Total	$55,151,000	$(2,519,000)	$22,039,000	$19,520,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2025, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $501.6 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $514.8 million. As of December 31, 2024, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $560.0 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $584.8 million.

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income, noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”), resulting in an all-in fixed rate of 5.80% relating to the $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the years ended December 31, 2025 and 2024, respectively.

The following is a summary of the derivative financial instrument attributes held by the Company at December 31, 2025 and 2024, respectively:

Year ended December 31, 2025
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(448,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

Year ended December 31, 2024
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(86,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of December 31, 2025. Fixed-rate mortgage loans payable are composed of the following as of December 31, 2025 and 2024:

			December 31, 2025			December 31, 2024
		Maturity	Balance	Contractual		Balance	Contractual
Description	Amortization	date	outstanding	interest rate		outstanding	interest rate
Fixed-rate mortgage (a)	Interest-only	5/2026	$24,850,000	4.66%		$24,850,000	4.66%
Fixed-rate mortgage (a)	Interest-only	9/2026	24,485,000	3.82%		24,485,000	3.82%
Fixed-rate mortgage (a)	Interest-only	12/2026	28,110,000	4.06%		28,110,000	4.06%
Fixed-rate mortgage	Interest-only	4/2027	31,200,000	4.38%		31,200,000	4.38%
Fixed-rate mortgage (a)	Interest-only	6/2027	32,722,000	3.98%		32,722,000	3.98%
Fixed-rate mortgage (a)	Interest-only	9/2027	36,860,000	3.99%		36,860,000	3.99%
Fixed-rate mortgage (a)	Interest-only	12/2027	33,441,000	4.09%		33,441,000	4.09%
Fixed-rate mortgage (a)	Interest-only	1/2028	35,840,000	4.05%		35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%		38,530,000	6.12%
Fixed-rate mortgage (b)	Interest-only	2/2028	26,900,000	5.80%		26,900,000	5.80%
Fixed-rate mortgage (a)	Interest-only	4/2028	37,795,000	4.27%		37,795,000	4.27%
Fixed-rate mortgage (a)	Interest-only	7/2028	43,522,000	4.32%		43,522,000	4.32%
Fixed-rate mortgage (a)	Interest-only	8/2029	63,943,000	4.03%		63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%		30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%		37,564,000	3.45%
Fixed-rate mortgage	Interest-only	5/2025	-	4.15%		25,519,000	4.15%
Fixed-rate mortgage	Interest-only	9/2025	-	4.38%		24,420,000	4.38%
Fixed-rate mortgage	Interest-only	12/2025	-	4.59%		25,012,000	4.59%
			$525,993,000	4.26%	(c)	$600,944,000	4.32%	(c)
Unamortized issuance costs, net			(644,000)			(870,000)
Unamortized below market debt discount, net			(10,591,000)			(15,309,000)
			$514,758,000			$584,765,000

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
(c)
The weighted average effective interest rate on mortgage loans payable was 4.82% and 5.23% as of December 31, 2025 and 2024, respectively.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

During the year ended December 31, 2025, the Company repaid (1) a $25.5 million mortgage loan payable by its contractual maturity date in May 2025, (2) a $24.4 million mortgage loan payable by its contractual maturity date in September 2025, and (3) a $25.0 million mortgage loan payable by its contractual maturity date in December 2025.

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

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement, as amended, which provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount.

The Operating Partnership will have the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon will be due and payable on the maturity date. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which is (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of December 31, 2025 and 2024, the Company has borrowed $157.4 million and $82.5 million, respectively under this credit facility with a blended interest rate of 6.15% and 6.41%, respectively. The Company is in compliance with all financial covenants.

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The secured revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of December 31, 2025, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $13.7 million outstanding under this revolving line of credit, resulting in $86.3 million available for borrowing by the Company and ExchangeRight as of December 31, 2025. As of December 31, 2024, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $18.4 million outstanding under this revolving line of credit, resulting in $61.6 million available for borrowing by the Company and ExchangeRight as of December 31, 2024.

Scheduled Principal Payments

Scheduled principal payments on the Company’s outstanding mortgage loans payable and revolving credit facilities and the scheduled amortization of unamortized issuance costs and unamortized premium, net, as of the year ended December 31, 2025 are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

			Unamortized	Unamortized
	Mortgage loan payable	Revolving	issuance	below market debt
Year	balloon payments	credit facility	costs, net	discount, net	Total
2026	$77,445,000	$-	$(226,000)	$(4,213,000)	$73,006,000
2027	134,223,000	157,403,000	(226,000)	(3,852,000)	287,548,000
2028	182,587,000	-	(89,000)	(1,812,000)	180,686,000
2029	94,174,000	-	(62,000)	(714,000)	93,398,000
2030	-	-	(41,000)	-	(41,000)
Thereafter	37,564,000	-	-	-	37,564,000
	$525,993,000	$157,403,000	$(644,000)	$(10,591,000)	$672,161,000

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

Note 9. Equity and Noncontrolling Interests

Common Shares Detail

The Company’s common shares consist of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class S Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class S Common Shares, which are collectively referred to herein as “common shares.” The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of common shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2025 and December 31, 2024, respectively, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of certain Class I Common Shares, Class A Common Shares, Class D Common Shares, Class S Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares and Class ER-S Common Shares offering price in effect for the year ended December 31, 2025:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2025 through January 23, 2025	$27.29	$29.02	n/a	$28.28	$28.97	n/a	n/a	n/a
January 24, 2025 through April 22, 2025	$27.37	$29.10	n/a	$28.36	$28.97	n/a	n/a	n/a
April 23, 2025 through June 9, 2025	$27.37	$29.10	n/a	$28.36	$28.97	n/a	n/a	n/a
June 10, 2025 through July 21, 2025	$27.37	$29.10	$27.37	$28.36	$28.97	$28.97	$27.23	$28.22
July 22, 2025 through August 12, 2025	$27.17	$28.89	$27.17	$28.16	$27.23	$28.97	$27.23	$28.22
August 13, 2025 through October 23, 2025	$27.17	$28.89	$27.17	$28.16	$27.17	$28.89	$27.17	$28.16
October 24, 2025 through December 31, 2025	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29

The following table provides a summary of certain Class I Common Shares, Class A Common Shares, Class S Common Shares, and Class ER-I Common Shares attributes during the year ended December 31, 2024:

	Offering price
Effective date	Class I	Class A	Class S	Class ER-I
January 1, 2024 through January 23, 2024	$27.06	$28.77	$28.04	n/a
January 24, 2024 through April 16, 2024	$26.99	$28.70	$27.97	n/a
April 17, 2024 through June 12, 2024	$27.14	$28.86	$28.12	n/a
June 13, 2024 through July 16, 2024	$27.14	$28.86	$28.12	$28.97
July 17, 2024 through October 20, 2024	$27.26	$28.98	$28.25	$28.97
October 21, 2024 through December 31, 2024	$27.29	$29.02	$28.28	$28.97

The following table provides a reconciliation of the Class I Common Shares, Class A Common Shares, Class D Common Shares, Class S Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Share activity for the year ended December 31, 2025:

	Class I	Class A	Class D	Class S	Class ER-I (a)	Class ER-A	Class ER-D	Class ER-S
December 31, 2024	5,981,146	10,322,475	-	-	258,454	-	-	-
Issuance of common shares	307,297	218,865	68,817	-	584,836	190,511	39,991	-
Issuance of common shares under DRIP	98,848	85,205	94	-	-	-	-	-
Repurchase of common shares	(735,450)	(632,479)	-	-	-	-	-	-
Conversion of OP Units to common shares	107,965	-	-	-	-	-	-	-
December 31, 2025	5,759,806	9,994,066	68,911	-	843,290	190,511	39,991	-

The following table provides a reconciliation of the Class I Common Shares, Class A Common Shares, Class S Common Shares and Class ER-I Common Shares activity for the year ended December 31, 2024:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

	Class I	Class A	Class S	Class ER-I (a)
December 31, 2023	5,768,982	10,017,613	-	-
Issuance of common shares	628,052	456,704	-	258,454
Issuance of common shares under DRIP	78,318	84,785	-	-
Repurchase of common shares	(623,799)	(236,627)	-	-
Conversion of OP Units to common shares	129,593	-	-	-
December 31, 2024	5,981,146	10,322,475	-	258,454

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

December 31, 2025

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

Otherwise, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, Class S Common Shares, and Class D Common Shares.

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

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. During the year ended December 31, 2025, the Company repurchased 735,450 Class I Common Shares (including the 107,965 OP Units that were exchanged for same number of Class I Common Shares) and 632,479 Class A Common Shares totaling $36.6 million under the share repurchase program. During the year ended December 31, 2024, the Company repurchased 623,800 Class I Common Shares (including the 129,593 OP Units that were exchanged for same number of Class I Common Shares) and 236,627 Class A Common Shares totaling $22.8 million under the share repurchase program. All redemption requests since inception have been fully satisfied.

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

December 31, 2025

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

The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31, 2025				Year ended December 31, 2024
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	98,848	(a)	$2,672,000	(a)	78,318	(c)	$2,106,000	(c)
Class A	85,205	(b)	2,303,000	(b)	84,785		2,279,000
Class S	-		-		-		-
Class D	94		3,000		-		-
Total	184,147		$4,978,000		163,103		$4,385,000

(a) Includes the issuance of 33,160 Class I Common Shares totaling $896,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 660 Class A Common Shares totaling $18,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on Class ER-A Common Shareholders’ election.

(c) Includes the issuance of 19,088 Class I Common Shares totaling $513,000 in connection with OP Unitholder distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ election.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through December 31, 2025. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per common share for the year ended December 31, 2025:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$-	$0.1449	$-	$-
February	$0.1449	$0.1449	$-	$0.1449	$-	$-
March	$0.1449	$0.1449	$-	$0.1449	$-	$-
April	$0.1449	$0.1449	$-	$0.1449	$-	$-
May	$0.1449	$0.1449	$-	$0.1449	$-	$-
June	$0.1449	$0.1449	$-	$0.1449	$-	$-
July	$0.1449	$0.1449	$-	$0.1449	$-	$-
August	$0.1449	$0.1449	$-	$0.1449	$-	$-
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.5796	$1.7388	$0.5796	$0.5796

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

The following table provides a summary of the monthly distributions declared per common share for the year ended December 31, 2024:

	Class I	Class A	Class ER-I (a)
January	$0.1449	$0.1449	n/a
February	$0.1449	$0.1449	n/a
March	$0.1449	$0.1449	n/a
April	$0.1449	$0.1449	n/a
May	$0.1449	$0.1449	n/a
June	$0.1449	$0.1449	n/a
July	$0.1449	$0.1449	n/a
August	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449
October	$0.1449	$0.1449	$0.1449
November	$0.1449	$0.1449	$0.1449
December	$0.1449	$0.1449	$0.1449
	$1.7388	$1.7388	$0.7245

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

Cumulative distributions relating to common shares and Operating Partnership units (“OP Units”) totaling $3.8 million and $3.7 million were declared but not yet paid as of December 31, 2025 and 2024, and have been included in distributions payable in the accompanying consolidated balance sheet. The unpaid distributions as of December 31, 2025 and 2024 were paid in cash or reinvested in the Company's common shares in January 2026 and 2025, respectively.

Noncontrolling Interests

The Operating Partnership had 9,260,279 and 8,971,374 OP Units outstanding as of December 31, 2025 and 2024, respectively. The holders of OP Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for shares of the class corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all OP Units tendered for redemption in the form of common shares. During the years ended December 31, 2025 and 2024, 107,965 and 129,593 OP Units, respectively, were exchanged for the same number of Class I Common Shares. No Class A 721 OP Units were redeemed during the years ended December 31, 2025 and December 31, 2024.

On April 4, 2025, the Company, through the Operating Partnership, acquired four properties for a total purchase price of $7.3 million, that were previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 267,886 OP Units totaling $7.3 million.

On May 7, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.1 million, that was previously managed by the Sponsor on behalf of an investor. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 77,572 OP Units totaling $2.1 million.

On October 23, 2025, the Company, through the Operating Partnership, acquired one property for a total purchase price of $2.8 million from an unaffiliated entity. There were no acquisition fees related to this acquisition. In connection with this acquisition, the Operating Partnership issued 51,410 OP Units totaling $1.4 million.

On November 19, 2024, the Company, through the Operating Partnership, acquired 23 properties for a total purchase price of $118.3 million via a merger agreement with a DST that had qualified for tax-deferred exchange treatment under Section

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

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

See Note 10. Related and Affiliated Party Transactions for more details regarding ExchangeRight’s ownership activity in the Operating Partnership.

Note 10. Related and Affiliated Party Transactions

Acquisition Fee

The Company acquired 11 properties from unaffiliated entities not managed by the Sponsor for $52.3 million during the year ended December 31, 2025. Per the asset management agreement, the Company paid a 1.0% acquisition fee on these property acquisitions during the year ended December 31, 2025 totaling $0.5 million to ExchangeRight. The acquisition fees were included as part of the purchase price consideration for these related acquisitions.

The Company acquired two properties from unaffiliated entities not managed by the Sponsor for $11.8 million during the year ended December 31, 2024. As outlined in the asset management agreement, the Company paid a 1% acquisition fee on these property acquisitions totaling $0.1 to ExchangeRight during the years ended December 31, 2024. The acquisition fees were included as part of the purchase price consideration for these related acquisitions.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offering of the common shares and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.5 million and $0.7 million were included in total equity for the years ended December 31, 2025 and 2024, respectively, for which the Company was obligated to pay the Sponsor. As of December 31, 2025, the Company is obligated to pay the Sponsor for organization and offering costs in the amount of $20,000, which are included in due to affiliates in the accompanying consolidated balance sheet.

In addition, Class A Common Shares, Class ER-I Common Shares, and Class ER-A Common Shares incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $1.6 million and $1.2 million and were included in total equity for the years ended December 31, 2025 and 2024, respectively. Furthermore, OP Units may incur broker dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.0 million and $0.6 million which were included in total equity for the years ended December 31, 2025 and 2024, respectively.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of December 31, 2025 and 2024, respectively, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owned 77,308 OP Units as of December 31, 2025 and 2024, respectively.

Performance Participation

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

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

There was no performance participation earned or paid during the years ended December 31, 2025 or 2024.

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

Asset management and property management fees for the years ended December 31, 2025 and 2024 were as follows:

	Years ended December 31,
	2025	2024
Asset management fees (a)	$461,000	$471,000
Property management fees (b)	$463,000	$588,000
(a)
Asset management fees are net of $1.6 million and $1.5 million in fee waivers for the years ended December 31, 2025 and 2024, respectively, which were irrevocably waived by the asset manager.
(b)
Property management fees are net of $0.4 million and $0.2 million in fee waivers for the years ended December 31, 2025 and 2024, respectively, which were irrevocably waived by the property manager.

Asset management fees and property management fees were paid in full as of December 31, 2025 and 2024, respectively.

Guaranties

The Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement during the year ended December 31, 2025. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of December 31, 2025, the maximum remaining contractual payments under these lease agreements totaled $919.1 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of December 31, 2025.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $98,000 and $0 under these guaranties during the years ended December 31, 2025 and 2024, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $3.5 million and $0 as of December 31, 2025 and 2024, respectively, which is included in due from affiliates on the consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible to Class I Common Shares of the Company on a 1-to-1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic EPS is the same as diluted EPS for the years ended December 31, 2025 and 2024, respectively. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2025 and 2024, respectively:

	Years ended December 31,
	2025	2024
Numerator
Net income	$2,916,000	$4,176,000
Net (income) attributable to noncontrolling interests	(1,037,000)	(1,394,000)
Net income attributable to common shareholders, basic and diluted	$1,879,000	$2,782,000

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,629,487	16,137,393

Net income per common share attributable to common shareholders, basic and diluted	$0.11	$0.17

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or additional disclosure in, the Company’s consolidated financial statements, other than those disclosed throughout this report and below.

Common Share Activity

The Company issued the following shares from January 1, 2026 through the date of issuance of this report:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Consolidated Financial Statements

December 31, 2025

Class I (a)	33,214
Class A	83,928
Class D	33,976
Class ER-I	1,832
Class ER-A	54,798
Class ER-D	3,663
(a)
Excludes the issuance of 23,398 OP Units that were exchanged for same number of Class I Common Shares discussed below.

The Company received gross proceeds totaling $6.0 million from the issuance of these common shares.

The Company repurchased 90,603 Class I Common Shares totaling $2.4 million and 109,698 Class A Common Shares totaling $3.0 million from January 1, 2026 through the date of issuance of this report. Additionally, 23,398 OP Units were exchanged for the same number of Class I Common Shares from January 1, 2026 through the date of issuance of this report.

On January 31, 2026, the Company declared distributions in the amount of $0.1449 per share for each class of its outstanding Common Shares and OP Units. The distributions for each class of Common Shares and OP Units were payable to shareholders of record immediately following the close of business on January 31, 2026 and were settled in cash or the issuance of Class I Common Shares, Class A Common Shares, or Class D Common Shares on or around February 15, 2026.

The Company adjusted the offering price of its common shares effective February 4, 2026 as follows:

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
February 4, 2026	$27.46	$29.20	$28.46	$27.46	$27.46	$29.20	$28.46	$27.46

Real Estate Activity

From January 1, 2026 through the date of issuance of this report, the Operating Partnership entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via master lease agreements. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which is 20 years. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. The maximum remaining contractual payments under these lease agreements totaled $88.2 million as of the date of this report, although the master lease rental obligations will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of the date of issuance of this report.

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Pleasant Grove, AL	2019	(1)	$119,000	$1,212,000	$ -	$119,000	$1,212,000	$1,331,000	$256,000
Geismar, LA	2019	(1)	1,224,000	4,112,000	-	1,224,000	4,112,000	5,336,000	741,000
Waterloo, IA	2019	(1)	413,000	975,000	-	413,000	975,000	1,388,000	217,000
San Antonio, TX	2019	(1)	496,000	898,000	-	496,000	898,000	1,394,000	186,000
Pleasant Prairie, WI	2019	(1)	1,319,000	3,735,000	-	1,319,000	3,735,000	5,054,000	694,000
Grafton, WI	2019	(1)	1,196,000	4,448,000	-	1,196,000	4,448,000	5,644,000	814,000
Beaumont, TX	2019	(1)	456,000	1,002,000	-	456,000	1,002,000	1,458,000	222,000
Dolton, IL	2019	(1)	963,000	2,795,000	-	963,000	2,795,000	3,758,000	554,000
Shakopee, MN	2019	(1)	5,842,000	16,278,000	-	5,842,000	16,278,000	22,120,000	3,189,000
Houston, TX	2019	(2)	282,000	1,430,000	-	282,000	1,430,000	1,712,000	274,000
Oklahoma City, OK	2019	(2)	340,000	1,073,000	-	340,000	1,073,000	1,413,000	216,000
Chicago, IL	2019	(2)	558,000	1,165,000	15,000	558,000	1,180,000	1,738,000	241,000
Memphis, TN	2019	(2)	579,000	890,000	20,000	579,000	910,000	1,489,000	201,000
Beaumont, TX	2019	(2)	226,000	856,000	91,000	226,000	947,000	1,173,000	266,000
Columbus , OH	2019	(2)	518,000	1,040,000	-	518,000	1,040,000	1,558,000	212,000
Commerce City, CO	2019	(2)	671,000	773,000	32,000	671,000	805,000	1,476,000	177,000
Allentown, PA	2019	-	727,000	1,238,000	10,000	727,000	1,248,000	1,975,000	275,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
New Iberia, LA	2019	-	85,000	1,420,000	-	85,000	1,420,000	1,505,000	276,000
Raleigh, NC	2019	-	846,000	1,744,000	-	846,000	1,744,000	2,590,000	343,000
McAdoo, PA	2019	-	236,000	1,304,000	-	236,000	1,304,000	1,540,000	279,000
Vernon, CT	2019	-	592,000	1,118,000	-	592,000	1,118,000	1,710,000	243,000
Terrytown, LA	2019	-	539,000	1,258,000	-	539,000	1,258,000	1,797,000	257,000
Indianapolis, IN	2019	-	136,000	2,575,000	-	136,000	2,575,000	2,711,000	453,000
Ceres, CA	2019	-	505,000	4,922,000	-	505,000	4,922,000	5,427,000	945,000
Harrisburg, PA	2019	-	371,000	4,526,000	-	371,000	4,526,000	4,897,000	850,000
North Windham, CT	2019	-	677,000	4,628,000	-	677,000	4,628,000	5,305,000	854,000
Heath, OH	2019	(3)	304,000	783,000	47,000	304,000	830,000	1,134,000	183,000
Greenville, SC	2019	(3)	206,000	1,317,000	-	206,000	1,317,000	1,523,000	244,000
Steubenville, OH	2019	(3)	189,000	1,752,000	-	189,000	1,752,000	1,941,000	323,000
Hickory, NC	2019	(3)	298,000	1,320,000	-	298,000	1,320,000	1,618,000	259,000
Gastonia, NC	2019	(3)	211,000	1,309,000	-	211,000	1,309,000	1,520,000	260,000
Denham Springs, LA	2019	(3)	240,000	1,523,000	-	240,000	1,523,000	1,763,000	283,000
Hammond, LA	2019	(3)	304,000	1,372,000	-	304,000	1,372,000	1,676,000	261,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Alorton, IL	2019	(3)	159,000	1,204,000	-	159,000	1,204,000	1,363,000	243,000
Dupo, IL	2019	(3)	161,000	1,132,000	-	161,000	1,132,000	1,293,000	228,000
Hickory, NC	2019	(3)	339,000	1,420,000	-	339,000	1,420,000	1,759,000	274,000
Cincinnati, OH	2019	(3)	282,000	1,410,000	-	282,000	1,410,000	1,692,000	277,000
Hamilton, OH	2019	(3)	340,000	1,647,000	-	340,000	1,647,000	1,987,000	316,000
Baton Rouge, LA	2019	(3)	410,000	1,232,000	-	410,000	1,232,000	1,642,000	241,000
Nashville, TN	2019	(3)	399,000	4,585,000	-	399,000	4,585,000	4,984,000	772,000
Hamilton, OH	2019	(3)	1,819,000	11,247,000	12,000	1,819,000	11,259,000	13,078,000	2,083,000
Belvidere, IL	2019	(3)	277,000	1,036,000	-	277,000	1,036,000	1,313,000	206,000
Freeport, IL	2019	(3)	107,000	1,258,000	-	107,000	1,258,000	1,365,000	252,000
Woods Cross, UT	2019	(3)	482,000	4,521,000	-	482,000	4,521,000	5,003,000	835,000
Fort Worth, TX	2019	(3)	735,000	5,836,000	-	735,000	5,836,000	6,571,000	974,000
Reynoldsburg, OH	2020	-	276,000	877,000	40,000	276,000	917,000	1,193,000	196,000
Mission, TX	2020	-	377,000	1,175,000	-	377,000	1,175,000	1,552,000	193,000
Greenville, SC	2020	-	367,000	971,000	-	367,000	971,000	1,338,000	168,000
Abilene, TX	2020	-	195,000	1,173,000	-	195,000	1,173,000	1,368,000	196,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Laredo, TX	2020	-	264,000	1,434,000	-	264,000	1,434,000	1,698,000	238,000
Edinburg, TX	2020	-	93,000	1,268,000	-	93,000	1,268,000	1,361,000	204,000
Columbia, SC	2020	-	747,000	789,000	22,000	747,000	811,000	1,558,000	152,000
Houston, TX	2020	(4)	516,000	1,419,000	-	516,000	1,419,000	1,935,000	218,000
Gadsden, AL	2020	(4)	1,123,000	3,703,000	-	1,123,000	3,703,000	4,826,000	584,000
Superior, WI	2020	(4)	418,000	1,117,000	124,000	418,000	1,241,000	1,659,000	215,000
Walbridge, OH	2020	(4)	21,000	1,059,000	-	21,000	1,059,000	1,080,000	189,000
Knoxville, TN	2020	(4)	284,000	1,073,000	-	284,000	1,073,000	1,357,000	194,000
Dothan, AL	2020	(4)	273,000	1,178,000	-	273,000	1,178,000	1,451,000	209,000
Knoxville, TN	2020	(4)	342,000	1,198,000	-	342,000	1,198,000	1,540,000	213,000
Plainville, CT	2020	(4)	482,000	1,454,000	-	482,000	1,454,000	1,936,000	260,000
Lafayette, LA	2020	(4)	337,000	1,121,000	-	337,000	1,121,000	1,458,000	191,000
Scott, LA	2020	(4)	282,000	1,032,000	-	282,000	1,032,000	1,314,000	181,000
Lafayette, LA	2020	(4)	408,000	984,000	-	408,000	984,000	1,392,000	175,000
Franklin, WI	2020	(4)	1,217,000	4,813,000	24,000	1,217,000	4,837,000	6,054,000	957,000
Madison, WI	2020	(4)	349,000	1,440,000	-	349,000	1,440,000	1,789,000	234,000
Arlington, TX	2020	(4)	485,000	655,000	-	485,000	655,000	1,140,000	124,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Naples, FL	2020	(4)	440,000	389,000	-	440,000	389,000	829,000	77,000
Sherman, TX	2020	(4)	140,000	943,000	16,000	140,000	959,000	1,099,000	177,000
Shreveport, LA	2020	(4)	192,000	870,000	-	192,000	870,000	1,062,000	150,000
Chillicothe, OH	2020	(4)	598,000	2,509,000	25,000	598,000	2,534,000	3,132,000	486,000
Fairfield, OH	2020	(4)	483,000	6,232,000	-	483,000	6,232,000	6,715,000	908,000
Panama City, FL	2020	(4)	1,882,000	3,992,000	-	1,882,000	3,992,000	5,874,000	617,000
Fort Wayne, IN	2020	(2)	199,000	1,108,000	-	199,000	1,108,000	1,307,000	208,000
Fort Wayne, IN	2020	(2)	1,000,000	6,723,000	-	1,000,000	6,723,000	7,723,000	1,229,000
Farmington, MI	2020	(2)	1,276,000	8,114,000	-	1,276,000	8,114,000	9,390,000	1,381,000
Huntsville, AL	2020	(2)	1,901,000	10,502,000	-	1,901,000	10,502,000	12,403,000	1,567,000
Las Vegas, NV	2020	(2)	2,544,000	7,960,000	-	2,544,000	7,960,000	10,504,000	1,148,000
Greenville, NC	2020	(2)	2,166,000	5,619,000	-	2,166,000	5,619,000	7,785,000	889,000
Kingston, PA	2021	(5)	353,000	5,877,000	-	353,000	5,877,000	6,230,000	793,000
Eau Claire, WI	2021	(6)	352,000	2,234,000	-	352,000	2,234,000	2,586,000	370,000
Chicago, IL	2021	(6)	359,000	819,000	-	359,000	819,000	1,178,000	124,000
Birmingham, AL	2021	(6)	211,000	1,370,000	-	211,000	1,370,000	1,581,000	220,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Huntsville, TX	2021	(6)	141,000	1,515,000	-	141,000	1,515,000	1,656,000	233,000
Huntsville, TX	2021	(6)	144,000	1,468,000	-	144,000	1,468,000	1,612,000	228,000
Birmingham, AL	2021	(6)	158,000	1,237,000	-	158,000	1,237,000	1,395,000	198,000
Slidell, LA	2021	(6)	469,000	1,919,000	-	469,000	1,919,000	2,388,000	286,000
Rockford, IL	2021	(6)	276,000	1,121,000	-	276,000	1,121,000	1,397,000	178,000
Sumter, SC	2021	(6)	273,000	4,879,000	11,000	273,000	4,890,000	5,163,000	684,000
El Paso, TX	2021	(6)	404,000	4,476,000	-	404,000	4,476,000	4,880,000	595,000
Dallas, TX	2021	(6)	687,000	2,468,000	-	687,000	2,468,000	3,155,000	332,000
Iowa City, IA	2021	(6)	770,000	1,030,000	-	770,000	1,030,000	1,800,000	186,000
South Holland, IL	2021	(6)	219,000	1,320,000	-	219,000	1,320,000	1,539,000	216,000
Laplace, LA	2021	(6)	644,000	3,599,000	-	644,000	3,599,000	4,243,000	555,000
Chicago, IL	2021	(6)	1,894,000	5,423,000	-	1,894,000	5,423,000	7,317,000	774,000
Montgomery, AL	2021	(6)	294,000	5,387,000	-	294,000	5,387,000	5,681,000	757,000
Naperville, IL	2021	(6)	1,564,000	4,474,000	-	1,564,000	4,474,000	6,038,000	668,000
Hutchinson, KS	2021	-	239,000	1,068,000	-	239,000	1,068,000	1,307,000	164,000
Norton Shores, MI	2021	-	270,000	852,000	-	270,000	852,000	1,122,000	150,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Shreveport, LA	2021	-	372,000	841,000	-	372,000	841,000	1,213,000	159,000
Houston, TX	2021	-	317,000	1,262,000	-	317,000	1,262,000	1,579,000	190,000
Phoenix, AZ	2021	-	525,000	1,387,000	26,000	525,000	1,413,000	1,938,000	216,000
Everman, TX	2021	-	404,000	920,000	-	404,000	920,000	1,324,000	169,000
Alsip, IL	2021	-	537,000	1,283,000	54,000	537,000	1,337,000	1,874,000	231,000
Roanoke, VA	2021	-	236,000	1,454,000	-	236,000	1,454,000	1,690,000	214,000
Cranston, RI	2021	(5)	143,000	1,751,000	-	143,000	1,751,000	1,894,000	275,000
Brook Park, OH	2021	(7)	215,000	483,000	-	215,000	483,000	698,000	136,000
Brook Park, OH	2021	(7)	1,823,000	10,413,000	-	1,823,000	10,413,000	12,236,000	1,649,000
Birmingham, AL	2021	(9)	2,565,000	12,189,000	56,000	2,565,000	12,245,000	14,810,000	1,734,000
Palos Heights, IL	2021	(7)	840,000	7,050,000	-	840,000	7,050,000	7,890,000	898,000
Blue Island, IL	2021	(7)	734,000	5,837,000	-	734,000	5,837,000	6,571,000	785,000
Andover, MA	2021	(9)	3,351,000	48,303,000	-	3,351,000	48,303,000	51,654,000	5,752,000
Norcross, GA	2021	(8)	648,000	1,566,000	-	648,000	1,566,000	2,214,000	211,000
Mokena, IL	2021	(8)	788,000	1,426,000	-	788,000	1,426,000	2,214,000	193,000
Bolingbrook, IL	2021	(8)	511,000	6,173,000	96,000	511,000	6,269,000	6,780,000	748,000
Sugar Creek, MO	2021	(8)	286,000	1,227,000	225,000	286,000	1,452,000	1,738,000	215,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Baton Rouge, LA	2021	(8)	197,000	1,377,000	-	197,000	1,377,000	1,574,000	186,000
Hammond, LA	2021	(8)	366,000	1,334,000	-	366,000	1,334,000	1,700,000	180,000
Saint Amant, LA	2021	(8)	452,000	1,292,000	-	452,000	1,292,000	1,744,000	184,000
Goshen, IN	2021	(8)	169,000	1,286,000	-	169,000	1,286,000	1,455,000	185,000
Gadsden, AL	2021	(8)	312,000	1,652,000	-	312,000	1,652,000	1,964,000	216,000
Baton Rouge, LA	2021	(8)	168,000	1,033,000	-	168,000	1,033,000	1,201,000	148,000
St. Louis, MO	2021	(8)	501,000	3,798,000	-	501,000	3,798,000	4,299,000	457,000
Skokie, IL	2021	(8)	2,763,000	3,765,000	-	2,763,000	3,765,000	6,528,000	537,000
Brunswick, GA	2021	(8)	1,185,000	6,902,000	13,000	1,185,000	6,915,000	8,100,000	924,000
Indianapolis, IN	2021	(8)	846,000	4,442,000	43,000	846,000	4,485,000	5,331,000	616,000
Arlington, TX	2021	(8)	1,110,000	3,666,000	-	1,110,000	3,666,000	4,776,000	445,000
Independence, MO	2021	(8)	798,000	4,816,000	110,000	798,000	4,926,000	5,724,000	625,000
Kenosha, WI	2021	-	463,000	1,323,000	-	463,000	1,323,000	1,786,000	183,000
Carpentersville, IL	2021	-	478,000	950,000	-	478,000	950,000	1,428,000	129,000
Summit, IL	2021	-	195,000	780,000	-	195,000	780,000	975,000	143,000
Birmingham, AL	2021	-	332,000	1,348,000	-	332,000	1,348,000	1,680,000	188,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Dallas, TX	2021	-	116,000	766,000	-	116,000	766,000	882,000	142,000
Cincinnati, OH	2021	-	224,000	2,055,000	-	224,000	2,055,000	2,279,000	260,000
Greenwood, SC , SC	2021	(5)	671,000	4,538,000	20,000	671,000	4,558,000	5,229,000	730,000
Sevierville, TN	2021	(7)	-	1,619,000	-	-	1,619,000	1,619,000	209,000
Sevierville, TN	2021	(7)	-	3,228,000	-	-	3,228,000	3,228,000	374,000
Sevierville, TN	2021	(7)	-	11,126,000	-	-	11,126,000	11,126,000	1,401,000
Machesney Park, IL	2022	-	577,000	1,427,000	-	577,000	1,427,000	2,004,000	187,000
Beverly Hills, FL	2022	-	614,000	4,278,000	131,000	614,000	4,409,000	5,023,000	503,000
Richmond, VA	2022	-	352,000	1,016,000	-	352,000	1,016,000	1,368,000	140,000
Kansas City, MO	2022	-	246,000	1,223,000	-	246,000	1,223,000	1,469,000	162,000
Petersburg, VA	2022	-	216,000	1,321,000	-	216,000	1,321,000	1,537,000	178,000
Tulsa, OK	2022	-	341,000	943,000	-	341,000	943,000	1,284,000	146,000
Bethany, OK	2022	-	207,000	1,469,000	-	207,000	1,469,000	1,676,000	178,000
Danville, VA	2022	-	228,000	1,583,000	300,000	228,000	1,883,000	2,111,000	236,000
Raleigh, NC	2022	-	548,000	1,035,000	-	548,000	1,035,000	1,583,000	155,000
St. Augustine, FL	2022	-	399,000	1,276,000	26,000	399,000	1,302,000	1,701,000	154,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Normal, IL	2022	(9)	170,000	1,231,000	-	170,000	1,231,000	1,401,000	160,000
St. Louis, MO	2022	(9)	196,000	778,000	211,000	196,000	989,000	1,185,000	158,000
Zion, IL	2022	(9)	428,000	831,000	51,000	428,000	882,000	1,310,000	154,000
Evansville, IN	2022	(9)	97,000	1,356,000	25,000	97,000	1,381,000	1,478,000	174,000
Tampa, FL	2022	(9)	512,000	1,765,000	-	512,000	1,765,000	2,277,000	229,000
Butler, PA	2022	(9)	338,000	1,418,000	-	338,000	1,418,000	1,756,000	188,000
Washington, PA	2022	(9)	608,000	1,587,000	-	608,000	1,587,000	2,195,000	204,000
Leesport, PA	2022	(9)	399,000	1,117,000	-	399,000	1,117,000	1,516,000	155,000
Baton Rouge, LA	2022	(9)	229,000	1,178,000	-	229,000	1,178,000	1,407,000	150,000
Jermyn, PA	2022	(9)	142,000	1,490,000	-	142,000	1,490,000	1,632,000	190,000
Baton Rouge, LA	2022	(9)	101,000	1,134,000	-	101,000	1,134,000	1,235,000	143,000
Mansfield, TX	2022	(9)	1,134,000	6,930,000	-	1,134,000	6,930,000	8,064,000	818,000
Peoria, IL	2022	(9)	399,000	1,397,000	-	399,000	1,397,000	1,796,000	169,000
Kuna, ID	2022	(9)	722,000	3,896,000	-	722,000	3,896,000	4,618,000	487,000
Royse City, TX	2022	(9)	1,238,000	4,173,000	-	1,238,000	4,173,000	5,411,000	487,000
Baytown, TX	2022	(9)	814,000	3,039,000	-	814,000	3,039,000	3,853,000	357,000
St. Louis, MO	2022	(9)	1,950,000	5,005,000	-	1,950,000	5,005,000	6,955,000	572,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
North Ridgeville, OH	2022	(9)	407,000	5,545,000	-	407,000	5,545,000	5,952,000	633,000
Hammond, IN	2022	(9)	1,311,000	3,366,000	-	1,311,000	3,366,000	4,677,000	428,000
San Angelo, TX	2022	-	125,000	1,103,000	-	125,000	1,103,000	1,228,000	143,000
Bessemer, AL	2022	-	1,035,000	4,939,000	-	1,035,000	4,939,000	5,974,000	536,000
Gulfport, MS	2022	-	209,000	1,338,000	-	209,000	1,338,000	1,547,000	168,000
Davenport, IA	2022	-	168,000	1,123,000	163,000	168,000	1,286,000	1,454,000	168,000
Oklahoma City, OK	2022	-	484,000	1,181,000	-	484,000	1,181,000	1,665,000	152,000
Denham Springs, LA	2022	-	652,000	3,204,000	15,000	652,000	3,219,000	3,871,000	390,000
Travelers Rest, SC	2022	(10)	284,000	1,012,000	-	284,000	1,012,000	1,296,000	133,000
Columbia, SC	2022	(10)	194,000	1,292,000	-	194,000	1,292,000	1,486,000	165,000
Denham Springs, LA	2022	(10)	143,000	1,466,000	-	143,000	1,466,000	1,609,000	164,000
Zanesville, OH	2022	(10)	178,000	1,349,000	-	178,000	1,349,000	1,527,000	163,000
Norton, OH	2022	(10)	187,000	1,365,000	-	187,000	1,365,000	1,552,000	167,000
Belleville, IL	2022	(10)	226,000	1,175,000	-	226,000	1,175,000	1,401,000	148,000
Aiken, SC	2022	(10)	176,000	1,183,000	-	176,000	1,183,000	1,359,000	146,000
Walker, LA	2022	(10)	175,000	1,988,000	-	175,000	1,988,000	2,163,000	224,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Grafton, WI	2022	(10)	1,000,000	2,602,000	-	1,000,000	2,602,000	3,602,000	342,000
Sun Prairie, WI	2022	(10)	232,000	565,000	-	232,000	565,000	797,000	79,000
West Bend, WI	2022	(10)	2,273,000	15,811,000	-	2,273,000	15,811,000	18,084,000	1,667,000
Conway, SC	2022	(10)	996,000	4,256,000	-	996,000	4,256,000	5,252,000	497,000
Staunton, VA	2022	(10)	564,000	4,889,000	-	564,000	4,889,000	5,453,000	536,000
Columbia, SC	2022	(10)	2,093,000	2,968,000	-	2,093,000	2,968,000	5,061,000	327,000
Blacklick, OH	2022	(10)	2,141,000	2,652,000	-	2,141,000	2,652,000	4,793,000	316,000
Waukesha, WI	2022	(10)	1,342,000	4,990,000	12,000	1,342,000	5,002,000	6,344,000	553,000
Chicago, IL	2022	(11)	378,000	1,703,000	-	378,000	1,703,000	2,081,000	174,000
Richmond, IN	2022	(11)	239,000	2,445,000	-	239,000	2,445,000	2,684,000	285,000
Baton Rouge, LA	2022	(11)	114,000	1,677,000	-	114,000	1,677,000	1,791,000	177,000
Altoona, PA	2022	(11)	203,000	1,402,000	-	203,000	1,402,000	1,605,000	161,000
Elizabeth, PA	2022	(11)	345,000	1,448,000	-	345,000	1,448,000	1,793,000	189,000
Fayetteville, NC	2022	(11)	189,000	1,200,000	-	189,000	1,200,000	1,389,000	146,000
Panama City, FL	2022	(11)	575,000	1,477,000	-	575,000	1,477,000	2,052,000	177,000
Odessa, TX	2022	(11)	104,000	1,316,000	-	104,000	1,316,000	1,420,000	151,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Bethlehem, PA	2022	(11)	492,000	3,400,000	-	492,000	3,400,000	3,892,000	352,000
Fort Wayne, IN	2022	(11)	2,038,000	4,176,000	292,000	2,038,000	4,468,000	6,506,000	721,000
Jerome, IL	2022	(11)	341,000	2,058,000	-	341,000	2,058,000	2,399,000	230,000
Collinsville, OK	2022	(11)	893,000	3,021,000	-	893,000	3,021,000	3,914,000	354,000
Meraux, LA	2022	(11)	820,000	3,037,000	-	820,000	3,037,000	3,857,000	356,000
League City, TX	2022	(11)	1,392,000	3,768,000	-	1,392,000	3,768,000	5,160,000	391,000
Chicago, IL	2022	(11)	1,478,000	4,104,000	-	1,478,000	4,104,000	5,582,000	422,000
Chicago, IL	2022	(11)	1,107,000	5,724,000	-	1,107,000	5,724,000	6,831,000	561,000
Ocala, FL	2022	(11)	1,600,000	2,038,000	148,000	1,600,000	2,186,000	3,786,000	264,000
Beavercreek, OH	2022	(12)	776,000	1,282,000	-	776,000	1,282,000	2,058,000	149,000
El Paso, TX	2022	(12)	396,000	1,766,000	-	396,000	1,766,000	2,162,000	187,000
Rome, GA	2022	(12)	408,000	2,283,000	-	408,000	2,283,000	2,691,000	261,000
Fairborn, OH	2022	(12)	315,000	1,492,000	-	315,000	1,492,000	1,807,000	167,000
San Angelo, TX	2022	(12)	515,000	898,000	-	515,000	898,000	1,413,000	111,000
Xenia, OH	2022	(12)	457,000	1,826,000	-	457,000	1,826,000	2,283,000	214,000
Trotwood, OH	2022	(12)	46,000	1,444,000	-	46,000	1,444,000	1,490,000	168,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Rosenberg, TX	2022	(12)	115,000	1,415,000	-	115,000	1,415,000	1,530,000	160,000
Mableton, GA	2022	(12)	210,000	1,442,000	-	210,000	1,442,000	1,652,000	171,000
Nashville, TN	2022	(12)	810,000	1,182,000	-	810,000	1,182,000	1,992,000	159,000
Johnson City, TN	2022	(12)	241,000	1,253,000	-	241,000	1,253,000	1,494,000	153,000
Lakeland, FL	2022	(12)	481,000	1,544,000	-	481,000	1,544,000	2,025,000	179,000
Chicago, IL	2022	(12)	582,000	5,399,000	-	582,000	5,399,000	5,981,000	509,000
Lithonia, GA	2022	(12)	465,000	1,900,000	-	465,000	1,900,000	2,365,000	218,000
Warner Robins, GA	2022	(12)	2,526,000	4,872,000	-	2,526,000	4,872,000	7,398,000	573,000
Rockford, IL	2022	(12)	1,029,000	1,521,000	-	1,029,000	1,521,000	2,550,000	249,000
Woodstock, IL	2022	(12)	288,000	1,274,000	-	288,000	1,274,000	1,562,000	161,000
Gastonia, NC	2022	(12)	272,000	3,195,000	-	272,000	3,195,000	3,467,000	316,000
Gainesville, FL	2022	(12)	1,968,000	3,408,000	-	1,968,000	3,408,000	5,376,000	361,000
Houston, TX	2022	(12)	1,106,000	3,719,000	11,000	1,106,000	3,730,000	4,836,000	382,000
Franklin, TN	2022	(12)	1,903,000	2,849,000	-	1,903,000	2,849,000	4,752,000	328,000
Dalton, GA	2022	-	534,000	1,282,000	-	534,000	1,282,000	1,816,000	150,000
New Bern, NC	2022	-	275,000	1,011,000	-	275,000	1,011,000	1,286,000	122,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Superior, WI	2022	-	258,000	1,626,000	-	258,000	1,626,000	1,884,000	177,000
Las Vegas, NV	2022	-	762,000	5,811,000	-	762,000	5,811,000	6,573,000	592,000
Gretna, LA	2022	-	576,000	1,389,000	-	576,000	1,389,000	1,965,000	164,000
Douglasville, GA	2022	-	150,000	1,449,000	-	150,000	1,449,000	1,599,000	181,000
Mobile, AL	2022	-	257,000	1,088,000	-	257,000	1,088,000	1,345,000	120,000
Sumter, SC	2022	-	216,000	1,041,000	-	216,000	1,041,000	1,257,000	132,000
Shreveport, LA	2022	-	324,000	1,116,000	-	324,000	1,116,000	1,440,000	136,000
Shreveport, LA	2022	-	389,000	1,437,000	-	389,000	1,437,000	1,826,000	160,000
Cocoa, FL	2022	-	501,000	1,440,000	-	501,000	1,440,000	1,941,000	170,000
Lawrenceville, GA	2022	-	1,588,000	5,995,000	79,000	1,588,000	6,074,000	7,662,000	707,000
Bloomington, IL	2022	-	353,000	1,371,000	-	353,000	1,371,000	1,724,000	156,000
Morton, IL	2022	-	237,000	1,434,000	-	237,000	1,434,000	1,671,000	176,000
Decatur, IL	2022	-	158,000	1,012,000	-	158,000	1,012,000	1,170,000	124,000
Winston-Salem, NC	2022	-	611,000	1,359,000	-	611,000	1,359,000	1,970,000	145,000
Lawrenceville, GA	2022	-	1,844,000	4,615,000	-	1,844,000	4,615,000	6,459,000	469,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Natrona Heights, PA	2022	-	440,000	1,485,000	-	440,000	1,485,000	1,925,000	163,000
Clarksville, TN	2022	-	517,000	1,421,000	-	517,000	1,421,000	1,938,000	148,000
San Antonio, TX	2022	-	223,000	1,126,000	256,000	223,000	1,382,000	1,605,000	137,000
Burlington, NC	2022	-	734,000	1,708,000	-	734,000	1,708,000	2,442,000	209,000
Conway, AR	2022	-	288,000	1,166,000	-	288,000	1,166,000	1,454,000	131,000
Fort Smith, AR	2022	-	143,000	1,167,000	-	143,000	1,167,000	1,310,000	141,000
Marion, OH	2022	-	132,000	1,217,000	-	132,000	1,217,000	1,349,000	146,000
Pensacola, FL	2022	-	743,000	976,000	-	743,000	976,000	1,719,000	125,000
Pine Bluff, AR	2022	-	201,000	1,192,000	-	201,000	1,192,000	1,393,000	152,000
Sheffield Lake, OH	2022	-	295,000	1,094,000	-	295,000	1,094,000	1,389,000	131,000
Toledo, OH	2022	-	94,000	1,423,000	-	94,000	1,423,000	1,517,000	158,000
Statesville, NC	2022	-	1,731,000	5,285,000	-	1,731,000	5,285,000	7,016,000	617,000
Kenosha, WI	2022	-	175,000	1,344,000	-	175,000	1,344,000	1,519,000	178,000
Racine, WI	2022	-	188,000	1,340,000	-	188,000	1,340,000	1,528,000	153,000
Avon, OH	2022	-	699,000	836,000	34,000	699,000	870,000	1,569,000	120,000
Kenosha, WI	2022	-	376,000	1,512,000	-	376,000	1,512,000	1,888,000	170,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Gillette, WY	2022	(13)	576,000	1,540,000	51,000	576,000	1,591,000	2,167,000	189,000
Mandeville, LA	2022	(13)	296,000	1,307,000	-	296,000	1,307,000	1,603,000	141,000
Warren, OH	2022	(13)	154,000	1,204,000	-	154,000	1,204,000	1,358,000	146,000
Amherst, OH	2022	(13)	205,000	1,329,000	-	205,000	1,329,000	1,534,000	157,000
Harvey, LA	2022	(13)	918,000	1,876,000	-	918,000	1,876,000	2,794,000	211,000
Louisville, OH	2022	(13)	214,000	1,283,000	-	214,000	1,283,000	1,497,000	158,000
Reynoldsburg, OH	2022	(13)	193,000	1,307,000	-	193,000	1,307,000	1,500,000	157,000
Hammond, IN	2022	(13)	187,000	2,486,000	-	187,000	2,486,000	2,673,000	255,000
Belpre, OH	2022	(13)	440,000	4,338,000	-	440,000	4,338,000	4,778,000	424,000
Chicago, IL	2022	(13)	746,000	3,680,000	-	746,000	3,680,000	4,426,000	362,000
Birmingham, AL	2022	(13)	1,337,000	5,893,000	-	1,337,000	5,893,000	7,230,000	679,000
McHenry, IL	2022	(13)	225,000	1,278,000	-	225,000	1,278,000	1,503,000	171,000
Crystal Lake, IL	2022	(13)	126,000	1,446,000	-	126,000	1,446,000	1,572,000	162,000
Knoxville, TN	2022	(13)	566,000	1,098,000	-	566,000	1,098,000	1,664,000	128,000
Chesapeake, VA	2022	(13)	1,063,000	3,765,000	-	1,063,000	3,765,000	4,828,000	379,000
Scott, LA	2022	(13)	762,000	3,097,000	17,000	762,000	3,114,000	3,876,000	348,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Hollywood, MD	2022	(13)	515,000	4,563,000	-	515,000	4,563,000	5,078,000	463,000
Yorktown, VA	2022	(13)	2,940,000	3,254,000	(71,000)	2,869,000	3,254,000	6,123,000	352,000
Huber Heights, OH	2022	(13)	1,143,000	1,205,000	-	1,143,000	1,205,000	2,348,000	205,000
Valrico, FL	2022	(13)	1,941,000	2,167,000	-	1,941,000	2,167,000	4,108,000	261,000
Greensboro, NC	2022	-	344,000	810,000	-	344,000	810,000	1,154,000	103,000
Milwaukee, WI	2022	-	373,000	1,466,000	-	373,000	1,466,000	1,839,000	142,000
Johnson City, TN	2022	-	258,000	803,000	-	258,000	803,000	1,061,000	95,000
Spartanburg, SC	2022	-	479,000	3,515,000	-	479,000	3,515,000	3,994,000	361,000
Byron, GA	2022	-	99,000	1,099,000	-	99,000	1,099,000	1,198,000	128,000
Tallahassee, FL	2022	-	244,000	1,510,000	-	244,000	1,510,000	1,754,000	176,000
Valdosta, GA	2022	-	321,000	1,504,000	-	321,000	1,504,000	1,825,000	165,000
Alexandria, LA	2022	-	131,000	1,117,000	-	131,000	1,117,000	1,248,000	119,000
Jacksonville, FL	2022	-	472,000	1,017,000	-	472,000	1,017,000	1,489,000	124,000
Chalmette, LA	2022	-	326,000	930,000	19,000	326,000	949,000	1,275,000	114,000
Myrtle Beach, SC	2022	-	417,000	1,065,000	-	417,000	1,065,000	1,482,000	113,000
Ruston, LA	2022	-	384,000	1,525,000	-	384,000	1,525,000	1,909,000	165,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
West Monroe, LA	2022	-	367,000	1,461,000	-	367,000	1,461,000	1,828,000	152,000
Beloit, WI	2022	-	47,000	1,147,000	-	47,000	1,147,000	1,194,000	117,000
Janesville, WI	2022	-	187,000	1,286,000	-	187,000	1,286,000	1,473,000	150,000
Chattanooga, TN	2022	-	237,000	896,000	-	237,000	896,000	1,133,000	109,000
Slidell, LA	2022	-	349,000	804,000	-	349,000	804,000	1,153,000	90,000
Jacksonville, NC	2022	-	745,000	3,453,000	252,000	745,000	3,705,000	4,450,000	328,000
Johnson City, TN	2022	-	705,000	2,290,000	-	705,000	2,290,000	2,995,000	257,000
West Haven, UT	2022	-	515,000	4,152,000	28,000	515,000	4,180,000	4,695,000	445,000
Fresno, CA	2023	-	230,000	1,927,000	-	230,000	1,927,000	2,157,000	194,000
Glendale, AZ	2023	(14)	1,884,000	9,539,000	-	1,884,000	9,539,000	11,423,000	672,000
Novi, MI	2023	(14)	1,374,000	5,717,000	-	1,374,000	5,717,000	7,091,000	407,000
DeLand, FL	2023	(14)	400,000	1,484,000	-	400,000	1,484,000	1,884,000	124,000
Franklin, OH	2023	(14)	283,000	1,277,000	-	283,000	1,277,000	1,560,000	111,000
Girard, OH	2023	(14)	252,000	1,638,000	-	252,000	1,638,000	1,890,000	138,000
Baton Rouge, LA	2023	(14)	149,000	1,103,000	-	149,000	1,103,000	1,252,000	96,000
Bridge City, LA	2023	(14)	320,000	1,097,000	-	320,000	1,097,000	1,417,000	90,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Vineland, NJ	2023	(14)	411,000	3,166,000	-	411,000	3,166,000	3,577,000	248,000
Melrose Park, IL	2023	(14)	1,213,000	4,047,000	-	1,213,000	4,047,000	5,260,000	274,000
Sun Prairie, WI	2023	(14)	2,980,000	9,485,000	-	2,980,000	9,485,000	12,465,000	708,000
Egg Harbor Township, NJ	2023	(14)	1,033,000	5,103,000	-	1,033,000	5,103,000	6,136,000	410,000
Oxford, MI	2023	(14)	345,000	4,462,000	-	345,000	4,462,000	4,807,000	341,000
West Lafayette, IN	2023	(14)	1,567,000	6,111,000	(54,000)	1,513,000	6,111,000	7,624,000	424,000
Waterford, MI	2023	(14)	481,000	3,881,000	121,000	481,000	4,002,000	4,483,000	313,000
Bedford, TX	2023	(14)	856,000	3,804,000	-	856,000	3,804,000	4,660,000	281,000
Tampa, FL	2024	-	2,288,000	7,494,000	-	2,288,000	7,494,000	9,782,000	363,000
Battle Creek, MI	2024	(15)	98,000	1,202,000	-	98,000	1,202,000	1,300,000	45,000
Lambertville, MI	2024	(15)	266,000	1,243,000	-	266,000	1,243,000	1,509,000	48,000
Springtown, TX	2024	(15)	369,000	3,932,000	-	369,000	3,932,000	4,301,000	146,000
Houston, TX	2024	(15)	323,000	1,541,000	-	323,000	1,541,000	1,864,000	52,000
Orland Park, IL	2024	(15)	1,040,000	2,712,000	13,000	1,040,000	2,725,000	3,765,000	112,000
Soddy Daisy, TN	2024	(15)	493,000	1,398,000	-	493,000	1,398,000	1,891,000	58,000
Beech Island, SC	2024	(15)	407,000	1,037,000	-	407,000	1,037,000	1,444,000	44,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Newport News, VA	2024	(15)	2,317,000	3,557,000	-	2,317,000	3,557,000	5,874,000	128,000
Peoria, IL	2024	(15)	462,000	2,279,000	-	462,000	2,279,000	2,741,000	93,000
Fort Worth, TX	2024	(15)	1,110,000	3,378,000	-	1,110,000	3,378,000	4,488,000	115,000
Hammond, IN	2024	(15)	701,000	5,047,000	-	701,000	5,047,000	5,748,000	164,000
Oconomowoc, WI	2024	(15)	2,239,000	11,915,000	-	2,239,000	11,915,000	14,154,000	408,000
Hendersonville, TN	2024	(15)	1,576,000	6,926,000	-	1,576,000	6,926,000	8,502,000	238,000
Mishawaka, IN	2024	(15)	244,000	1,314,000	-	244,000	1,314,000	1,558,000	52,000
South Congaree, SC	2024	(15)	347,000	4,245,000	-	347,000	4,245,000	4,592,000	142,000
Appleton, WI	2024	(15)	1,923,000	5,456,000	-	1,923,000	5,456,000	7,379,000	226,000
Wales, WI	2024	(15)	2,369,000	8,234,000	-	2,369,000	8,234,000	10,603,000	305,000
Lexington, SC	2024	(15)	611,000	938,000	-	611,000	938,000	1,549,000	38,000
North Aurora, IL	2024	(15)	928,000	3,962,000	-	928,000	3,962,000	4,890,000	148,000
Aurora, IL	2024	(15)	1,047,000	4,721,000	-	1,047,000	4,721,000	5,768,000	172,000
Lake Charles, LA	2024	(15)	1,079,000	3,277,000	-	1,079,000	3,277,000	4,356,000	123,000
Youngsville, LA	2024	(15)	261,000	1,158,000	-	261,000	1,158,000	1,419,000	43,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
Flint, MI	2024	(15)	395,000	4,021,000	-	395,000	4,021,000	4,416,000	143,000
Benton Harbor, MI	2024	-	151,000	1,345,000	-	151,000	1,345,000	1,496,000	54,000
Branson, MO	2025	-	126,000	2,223,000	-	126,000	2,223,000	2,349,000	52,000
Bellefontaine, OH	2025	-	637,000	3,983,000	-	637,000	3,983,000	4,620,000	123,000
McAllen, TX	2025	-	826,000	681,000	-	826,000	681,000	1,507,000	20,000
Medina, OH	2025	-	285,000	1,530,000	-	285,000	1,530,000	1,815,000	38,000
Shreveport, LA	2025	-	190,000	1,552,000	-	190,000	1,552,000	1,742,000	37,000
Rowlett, TX	2025	-	416,000	1,388,000	-	416,000	1,388,000	1,804,000	35,000
Marion, OH	2025	-	521,000	4,307,000	-	521,000	4,307,000	4,828,000	103,000
Noblesville, IN	2025	-	954,000	7,245,000	-	954,000	7,245,000	8,199,000	177,000
Montgomery, AL	2025	-	289,000	1,728,000	-	289,000	1,728,000	2,017,000	35,000
Texarkana, AR	2025	-	1,492,000	9,103,000	-	1,492,000	9,103,000	10,595,000	152,000
Garden City, KS	2025	-	332,000	3,488,000	-	332,000	3,488,000	3,820,000	65,000
Alamogordo, NM	2025	-	229,000	1,425,000	-	229,000	1,425,000	1,654,000	18,000
Lewistown, PA	2025	-	214,000	1,350,000	-	214,000	1,350,000	1,564,000	19,000
Pasadena, TX	2025	-	507,000	1,794,000	253,000	507,000	2,047,000	2,554,000	15,000

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

					Costs	Gross amount at which carried at
			Initial cost		capitalized	December 31, 2025
	Date of			Building and	subsequent to		Building and		Accumulated
Location	acquisition	Debt (a)	Land	improvements	acquisition	Land	improvements	Total (b)	depreciation (c)
McDonough, GA	2025	-	914,000	6,651,000	-	914,000	6,651,000	7,565,000	9,000
Pittsburgh, PA	2025	-	320,000	1,381,000	-	320,000	1,381,000	1,701,000	2,000
Johnstown, PA	2025	-	339,000	1,633,000	-	339,000	1,633,000	1,972,000	2,000
			$224,206,000	$978,995,000	$3,515,000	$224,081,000	$982,635,000	$1,206,716,000	$115,945,000

a) Properties are collateralized with debt as follows:

Amount
(1)	$30,231,000
(2)	37,564,000
(3)	24,850,000
(4)	24,485,000
(5)	38,530,000
(6)	28,110,000
(7)	26,900,000
(8)	31,200,000
(9)	32,722,000
(10)	36,860,000
(11)	33,441,000
(12)	35,840,000
(13)	37,795,000
(14)	43,522,000
(15)	63,943,000
$525,993,000

(b) At December 31, 2025, the aggregate cost of real estate for federal income tax purposes was $1,089.2 million (unaudited).

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

(c) The life on which depreciation in the latest statement of operations and comprehensive income was calculated was between 5 and 39 years.

ExchangeRight Income Fund

(dba ExchangeRight Essential Income REIT)

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2025

The changes in real estate and accumulated depreciation for the years ended December 31, 2025 and 2024, respectively, are as follows:

	Years ended December 31,
	2025	2024
Cost
Balance - beginning of year	$1,194,937,000	$1,102,298,000
Acquisitions (a)	60,052,000	115,378,000
Dispositions	(39,629,000)	(23,009,000)
Improvements	1,106,000	784,000
Assets related to real estate held for sale	(9,750,000)	-
Provisions for impairment	-	(514,000)
Balance - end of year	$1,206,716,000	$1,194,937,000

Accumulated depreciation
Balance - beginning of year	$(89,628,000)	$(62,243,000)
Depreciation expense	(31,257,000)	(29,144,000)
Dispositions	4,131,000	1,759,000
Depreciation related to real estate held for sale	809,000	-
Balance - end of year	$(115,945,000)	$(89,628,000)

Net book value - end of year	$1,090,771,000	$1,105,309,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.