Form 10-Q
period 2026-03-31
ExchangeRight Income Fund
filed 2026-04-30
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 29, 2026, the issuer had the following shares of common stock outstanding: 9,864,355 Class A Common Shares, $0.01 par value per share; 5,679,505 Class I Common Shares, $0.01 par value per share; 135,047 Class D Common Shares, $0.01 par value per share; 927,532 Class ER-I Common Shares, $0.01 par value per share; 281,716 Class ER-A Common Shares, $0.01 par value per share; and 46,931 Class ER-D Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended March 31, 2026

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

i

The foregoing list is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The foregoing should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate:
Land	$253,768,000	$224,081,000
Buildings and improvements	1,097,866,000	982,635,000
	1,351,634,000	1,206,716,000
Less accumulated depreciation	(123,846,000)	(115,945,000)
Real estate, net	1,227,788,000	1,090,771,000
Intangible lease assets, net	68,950,000	57,670,000
RSLCA notes receivable from affiliates	23,329,000	21,007,000
Restricted cash	17,081,000	10,835,000
Cash and cash equivalents	9,002,000	10,664,000
Receivables	11,045,000	9,935,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,763,000	4,750,000
Other assets	3,221,000	2,711,000
Due from affiliates	4,065,000	3,509,000
Assets related to real estate held for sale	6,399,000	6,399,000
TOTAL ASSETS	$1,397,043,000	$1,239,651,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$602,625,000	$514,758,000
Revolving credit facility	157,403,000	157,403,000
Intangible lease liabilities, net	22,291,000	22,039,000
Accounts payable, accrued expenses and other liabilities	15,079,000	13,798,000
Right-of-use liability	5,450,000	5,397,000
Pending trade deposits	2,001,000	1,505,000
Distributions payable	3,889,000	3,777,000
Due to affiliates	3,054,000	180,000
Total liabilities	811,792,000	718,857,000

Commitments and contingencies	-	-

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

continued

Equity:
Class A common shares, $0.01 par value per share, 78,842,905 and 79,169,019 shares authorized, 10,038,201 and 9,994,066 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$100,000	$100,000
Class I common shares, $0.01 par value per share, 78,842,905 and 79,169,019 shares authorized, 5,734,599 and 5,759,806 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	58,000	58,000
Class S common shares, $0.01 par value per share, 78,842,905 and 79,169,019 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class D common shares, $0.01 par value per share, 78,842,905 and 79,169,019 shares authorized, 117,816 and 68,911 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,000	1,000
Class ER-A common shares, $0.01 par value per share, 3,641,661 and 3,663,004 shares authorized, 270,479 and 190,511 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,000	2,000
Class ER-I common shares, $0.01 par value per share, 3,641,661 and 3,663,004 shares authorized, 883,541 and 843,290 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9,000	9,000
Class ER-S common shares, $0.01 par value per share, 3,641,661 and 3,663,004 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class ER-D common shares, $0.01 par value per share, 3,641,661 and 3,663,004 shares authorized, 43,654 and 39,991 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	444,086,000	438,896,000
Cumulative distributions in excess of net income	(118,315,000)	(110,795,000)
Accumulated other comprehensive (loss)	(155,000)	(290,000)
Total shareholders’ equity	325,787,000	327,981,000
Noncontrolling interests attributable to operating partnership	259,464,000	192,813,000
Total equity	585,251,000	520,794,000
TOTAL LIABILITIES AND EQUITY	$1,397,043,000	$1,239,651,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$23,309,000	$21,968,000
Interest income on notes receivable from affiliates	1,206,000	1,366,000
Other	83,000	21,000
Total revenues	24,598,000	23,355,000

Operating Expenses
Property operating expenses	3,325,000	3,044,000
Management fees to affiliates	528,000	429,000
General and administrative expenses	489,000	339,000
Depreciation and amortization	11,109,000	10,972,000
Total operating expenses	15,451,000	14,784,000

Income from Operations	9,147,000	8,571,000

Other Income (Expense)
Interest expense	(9,403,000)	(9,192,000)
Interest income	18,000	4,000
Total other income (expense)	(9,385,000)	(9,188,000)

Net (loss)	(238,000)	(617,000)

Net loss attributable to noncontrolling interests	86,000	217,000

Net (loss) attributable to common shareholders	$(152,000)	$(400,000)

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	16,931,047	16,521,673

Other comprehensive loss:
Net (loss)	$(238,000)	$(617,000)
Other comprehensive (loss) - unrealized gain/(loss) on change in fair value of cash flow hedges	185,000	(267,000)
Comprehensive (loss)	(53,000)	(884,000)
Comprehensive loss attributable to noncontrolling interests	36,000	310,000
Comprehensive (loss) attributable to common shareholders	$(17,000)	$(574,000)

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2026

(Unaudited)

													Noncontrolling
										Cumulative	Accumulated		interest
	Par Value								Additional	distributions	other	Total	attributable to
	Class	Class	Class	Class	Class	Class	Class	Class	paid-in	in excess	comprehensive	shareholders'	operating	Total
	A	I	S	D	ER-A	ER-I (a)	ER-S	ER-D	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2025	$100,000	$58,000	$-	$1,000	$2,000	$9,000	$-	$-	$438,896,000	$(110,795,000)	$(290,000)	$327,981,000	$192,813,000	$520,794,000
Net (loss)	-	-	-	-	-	-	-	-	-	(152,000)	-	(152,000)	(86,000)	(238,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	135,000	135,000	50,000	185,000
Issuance of common shares	1,000	1,000	-	-	1,000	-	-	-	9,779,000	-	-	9,782,000	-	9,782,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,305,000	-	-	1,305,000	-	1,305,000
Repurchase of common shares	(1,000)	(1,000)	-	-	-	-	-	-	(6,069,000)	-	-	(6,071,000)	-	(6,071,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	71,387,000	71,387,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	635,000	-	-	$635,000	(635,000)	-
Offering costs	-	-	-	-	-	-	-	-	(460,000)	-	-	(460,000)	-	(460,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,368,000)	-	(7,368,000)	(4,065,000)	(11,433,000)
Balance, March 31, 2026	$100,000	$58,000	$-	$1,000	$3,000	$9,000	$-	$-	$444,086,000	$(118,315,000)	$(155,000)	$325,787,000	$259,464,000	$585,251,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Three months ended March 31, 2025

(Unaudited)

									Noncontrolling
						Cumulative	Accumulated		interest
					Additional	distributions	other	Total	attributable to
	Par Value				paid-in	in excess	comprehensive	shareholders'	operating	Total
	Class A	Class I	Class ER (a)	Class S	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2024	$103,000	$60,000	$3,000	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000
Net (loss)	-	-	-	-	-	(400,000)	-	(400,000)	(217,000)	(617,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	(174,000)	(174,000)	(93,000)	(267,000)
Issuance of common shares	1,000	1,000	2,000	-	11,276,000	-	-	11,280,000	-	11,280,000
Issuance of common shares under DRIP	-	-	-	-	1,220,000	-	-	1,220,000	-	1,220,000
Repurchase of common shares	(1,000)	(2,000)	-	-	(10,260,000)	-	-	(10,263,000)	-	(10,263,000)
Conversion of OP Units to common shares	-	-	-	-	604,000	-	-	604,000	(604,000)	-
Offering costs	-	-	-	-	(582,000)	-	-	(582,000)	-	(582,000)
Distributions	-	-	-	-	-	(7,183,000)	-	(7,183,000)	(3,862,000)	(11,045,000)
Balance, March 31, 2025	$103,000	$59,000	$5,000	$-	$431,786,000	$(91,323,000)	$(230,000)	$340,400,000	$195,105,000	$535,505,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(238,000)	$(617,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,109,000	10,972,000
Amortization of deferred rent receivables/liabilities, net	(266,000)	(234,000)
Amortization of above/below-market lease intangibles, net	(602,000)	(610,000)
Amortization of assumed below/above-market debt, net	1,102,000	1,289,000
Amortization of lease incentives	65,000	63,000
Amortization of deferred financing costs	233,000	151,000
Amortization of deferred ground rent	40,000	40,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(898,000)	475,000
Other assets	(769,000)	(470,000)
Due from affiliates	51,000	-
Accounts payable, accrued expenses and other liabilities	808,000	194,000
Due to affiliates	105,000	(266,000)
Net cash provided by operating activities	10,740,000	10,987,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(2,365,000)	(7,382,000)
Improvements of real estate	-	(61,000)
Advances on RSLCA notes receivable from affiliated party	(22,065,000)	(32,271,000)
Repayments on RSLCA notes receivable from affiliated party	19,743,000	39,628,000
Net cash used in investing activities	(4,687,000)	(86,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	8,278,000	8,185,000
Offering costs from issuance of common shares	(460,000)	(582,000)
Repurchases of common shares	(6,071,000)	(10,263,000)
Proceeds from issuance of noncontrolling interests	2,030,000	-
Proceeds from reserves due to affiliates upon assumption of loans payable in conjunction with acquisition of real estate	2,769,000	-
Proceeds from pending trade deposits	2,001,000	935,000
Common shares distributions	(6,178,000)	(6,094,000)
Noncontrolling interests distributions	(3,838,000)	(3,722,000)
Net cash used in financing activities	(1,469,000)	(11,541,000)

Net increase in cash, cash equivalents and restricted cash	4,584,000	(640,000)
Cash, cash equivalents and restricted cash at beginning of year	21,499,000	21,268,000
Cash, cash equivalents and restricted cash at end of period	$26,083,000	$20,628,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$9,002,000	$9,512,000
Restricted cash	17,081,000	11,116,000
Cash, cash equivalents and restricted cash at end of period	$26,083,000	$20,628,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,848,000	$7,775,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$3,889,000	$3,698,000
Distributions reinvested into Class A and Class I common shares	$1,305,000	$1,220,000
Conversion of OP Units to Class I common shares	$635,000	$604,000
Recognition of guaranty receivable and liability	$608,000	$350,000
Issuance of noncontrolling interest in conjunction with the acquisition of real estate	$69,357,000	$-
Assumption of loans payable in conjunction with the acquisition of real estate	$89,892,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 397 properties in 37 states (collectively, the “Trust Properties”) as of March 31, 2026. The Trust Properties are occupied by 40 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. These unaudited interim condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes included in Company's Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of March 31, 2026.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $17.1 million as of March 31, 2026, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements, and leasing commissions of the underlying properties collateralized by the respective loan.

Accounting Pronouncements

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 397 properties in 37 states as of March 31, 2026. As of March 31, 2026, the Company’s portfolio was 98.1% leased and is occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the three months ended March 31, 2026 is composed of the following:

Cost
Balance - beginning of year	$1,206,716,000
Acquisitions (a)	144,813,000
Improvements	105,000
Balance - end of period	$1,351,634,000

Accumulated depreciation
Balance - beginning of year	$(115,945,000)
Depreciation expense	(7,901,000)
Balance - end of period	$(123,846,000)

Net book value - end of period	$1,227,788,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

On March 20, 2026, the Company, through the Operating Partnership, acquired 16 properties for a relative fair value of $68.4 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership assumed a $38.5 million interest-only mortgage loan at a fixed rate of 4.20% which matures in March 2028.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

On March 25, 2026, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $2.4 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $24,000 to ExchangeRight at the time of the acquisition (see Note 10. Related and Affiliated Party Transactions for further details).

On March 26, 2026, the Company, through the Operating Partnership, acquired 23 properties for a relative fair value of $90.9 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership assumed a $51.4 million interest-only mortgage loan at a fixed rate of 4.42% which matures in September 2028.

An allocation of the purchase price, including acquisition costs, for all acquisitions during the three months ended March 31, 2026 is as follows:

Land	$29,687,000
Building	108,189,000
Building and site improvements	6,937,000
Lease in-place intangible assets	13,585,000
Lease above-market intangible assets	1,027,000
Below-market debt	3,184,000
162,609,000
Liabilities assumed:
Lease below-market intangible liabilities	(995,000)
Purchase price (including acquisition costs)	$161,614,000

Properties Held for Sale

The Company entered into separate sales contracts with individual third-parties to sell four of its properties as of March 31, 2026. In connection with the execution of these contracts, the Company recorded the assets associated with these properties at the lower of (a) cost or (b) fair value less estimated costs to sell, which resulted in impairment charges during the year ended December 31, 2025 totaling $2.7 million related to three of these properties. The carrying value of the fourth property in which the Company entered into a sales contract was below its fair value, therefore no impairment charge was recorded. No impairment charges were recorded during the three months ended March 31, 2026. The estimated fair value of these properties was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. The estimation and evaluation of these impairment charges relies on judgments and assumptions made by management in determining the impairment charge to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges, or potential loss on sale, for these properties at the time the transaction closes.

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance, and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three months ended March 31, 2026 and 2025. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive income (loss). Rental revenue is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Base rents	$19,057,000	$18,524,000
Tenant reimbursables	2,703,000	2,600,000
Straight-line rent adjustments	265,000	234,000
Above/below market lease amortization, net	602,000	610,000
Lease termination income	682,000	-
Total rental revenue	$23,309,000	$21,968,000

Concentration of Credit Risk

As of March 31, 2026, the Company’s portfolio is occupied by 40 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the three months ended March 31, 2026:

Tenant	2026
Walgreens	17.8%
Dollar General	15.0%

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

The Company’s notes receivable are secured by interests in an affiliated party that indirectly owns net-leased necessity-based properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $23.3 million as of March 31, 2026.

Notes Receivable from Affiliated Parties

Since November 2022, the Company, as lender, has entered into four real estate notes with various net-leased DSTs owned by ExchangeRight as of the issuance date. The below table details the issuance date, maturity date, interest rate, and the Company’s outstanding note receivable under each of these agreements as of March 31, 2026, which is included in notes receivable from affiliates in the condensed consolidated balance sheet:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Note receivable	Issuance	Maturity	Interest	March 31,
from affiliated parties (a)	date	date	rate	2026	2025
Real estate note	8/25/2022	8/25/2027	6.00%	$3,610,000	$3,610,000
Junior unsecured line of credit	11/18/2022	11/18/2027	7.25%	2,410,000	2,410,000
Real estate note	11/7/2024	12/1/2028	5.80%	14,234,000	14,234,000
Real estate note	11/8/2024	12/1/2026	5.16%	1,146,000	1,146,000
				$21,400,000	$21,400,000

(a) Each note receivable is secured by properties in net-leased DSTs managed by ExchangeRight.

Under these real estate notes, the Company earned $0.3 million and $0.3 million in interest income for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company had $0.1 million in interest income receivable in relation to these real estate notes as of March 31, 2026.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of March 31, 2026:

	March 31, 2026
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$120,381,000	$(54,835,000)	$65,546,000	6.6
Above-market leases	5,594,000	(2,190,000)	3,404,000	6.4
Total intangible lease assets, net	$125,975,000	$(57,025,000)	$68,950,000

Below-market leases	$36,227,000	$(13,936,000)	$22,291,000	10.8

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net adjustment to rental revenue	$602,000	$610,000

Amortization of in-place leases	$3,191,000	$3,244,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of March 31, 2026 are as follows:

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2026	$11,396,000	$(356,000)	$2,331,000	$1,975,000
2027	13,325,000	(691,000)	2,699,000	2,008,000
2028	10,736,000	(583,000)	2,483,000	1,900,000
2029	8,476,000	(500,000)	2,336,000	1,836,000
2030	6,069,000	(365,000)	2,158,000	1,793,000
Thereafter	15,544,000	(909,000)	10,284,000	9,375,000
Total	$65,546,000	$(3,404,000)	$22,291,000	$18,887,000

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable and revolving credit facilities, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2026, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $591.3 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $602.6 million. As of March 31, 2026, the aggregate fair value of the Company’s revolving credit facility approximated its carrying value.

Under GAAP, transactions involving related and affiliated parties cannot be presumed to be carried out on an arm’s length-basis, as the requisite conditions of competitive, free-market dealings may not exist. Therefore, in the opinion of management, the fair value of the RSLCA notes receivable from affiliated party, notes receivable from affiliates, guaranty receivable, and guaranty liability cannot be readily estimated, as these transactions are with related and affiliated parties. Other information about related and affiliated party transactions are provided, where applicable, elsewhere in these notes to the unaudited interim condensed consolidated financial statements.

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

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the three months ended March 31, 2026.

The following is a summary of the derivative financial instrument attributes held by the Company at March 31, 2026:

Three Months Ended March 31, 2026
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$(263,000)	Feb 2028	Accounts payable, accrued expenses and other liabilities

The valuation of the liability for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2026, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of March 31, 2026. Fixed-rate mortgage loans payable are composed of the following as of March 31, 2026:

			March 31, 2026
		Maturity	Balance	Contractual
Description (a)	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/2026	$24,850,000	4.66%
Fixed-rate mortgage	Interest-only	9/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/2026	28,110,000	4.06%
Fixed-rate mortgage (b)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	3/1/2028	38,457,000	4.20%
Fixed-rate mortgage	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	9/1/2028	51,435,000	4.42%
Fixed-rate mortgage	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$615,885,000	4.27%	(d)
Unamortized issuance costs, net			(588,000)
Unamortized below market debt discount, net			(12,672,000)
			$602,625,000

(a)
Fixed-rate mortgages are recourse loans pursuant to their pre-defined loan terms, unless otherwise noted.
(b)
Fixed-rate mortgage is a nonrecourse loan pursuant to its pre-defined loan terms.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(d)
The weighted average effective interest rate on mortgage loans payable was 5.00% as of March 31, 2026.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as of March 31, 2026, provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. The revolving credit facility could have been increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount.

The Operating Partnership had the option to select loans as either a (i) base rate loan, (ii) term SOFR loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which was subject to an applicable margin that varied based on a ratio of the total indebtedness and total asset value of the Company as defined within the agreement. Interest on base rate loans and daily simple SOFR loans were payable monthly in arrears on the first day of each

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

month. Interest on term SOFR loans were payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal and any accrued interest thereon were due and payable on the maturity date. The Operating Partnership was also required to pay an unused commitment fee on the difference between committed amounts under the revolving credit facility and the amounts actually used under the revolving credit facility, which was (i) 0.25% per annum when usage of the revolving credit facility is less than 50%, and (ii) 0.15% per annum when usage of the revolving credit facility is greater than or equal to 50%. The credit facility contained financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contained restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. As of March 31, 2026, the Company has borrowed $157.4 million under this credit facility with a blended interest rate of 5.78% and is in compliance with all financial covenants.

On April 15, 2026, the Operating Partnership (as the borrower) and the Company amended and restated its existing revolving credit facility. See Note 12. Subsequent Events for further details regarding this transaction.

Scheduled Principal Payments

Scheduled principal payments on the Company's outstanding mortgage loans payable and revolving credit facility as of March 31, 2026 are as follows:

	Mortgage loan payable	Revolving
Year	balloon payments	credit facility		Total
Remainder of 2026	$77,445,000	$-		$77,445,000
2027	134,223,000	157,403,000	(a)	291,626,000
2028	272,479,000	-		272,479,000
2029	94,174,000	-		94,174,000
2030	-	-		-
Thereafter	37,564,000	-		37,564,000
	$615,885,000	$157,403,000		$773,288,000

(a)
On April 15, 2026, the Operating Partnership (as the borrower) and the Company amended and restated the revolving credit facility, extending the maturity date to 2029. See Note 12. Subsequent Events for further details regarding this transaction.

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

Note 9. Equity and Noncontrolling Interests

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Common Shares Detail

The Company’s common shares consist of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class S Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares. Following is a description of these classes of common shares. For purposes of this description, the Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares are collectively referred to as the “Class ER Common Shares”.

Class I Common Shares, Class A Common Shares, Class D Common Shares, and Class S Common Shares

The Class I Common Shares, Class A Common Shares, Class D Common Shares, and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a “Conversion Event”. For these purposes, a “Conversion Event” is defined in the Company’s Third Amended and Restated Declaration of Trust, dated June 10, 2025 (the “Amended Declaration of Trust”) to generally mean (i) the listing of any class of the Company’s shares on a national securities exchange pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or (ii) any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Operating Partnership or the Company, as a result of which all outstanding Company shares are cancelled in exchange for the right to receive cash or securities that have been, as of the closing date of such transaction, listed on a national securities exchange for at least 180 days, or a combination thereof. Each Class D Common Share shall automatically and without any action on the part of the shareholder thereof convert into a number of Class I Common Shares equal to the Class D Conversion Rate (as defined below) upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event, but any such determination will not preclude the conversion of Class D Common Shares into Class I Common Shares in connection with the occurrence of any successive Conversion Event. The “Class D Conversion Rate” means a fraction, the numerator of which is the net asset value (“NAV”) of the Company allocable to the Class D Common Shares, divided by the number of outstanding Class D Common Shares, and the denominator of which is the NAV of the Company allocable to the Class I Common Shares, divided by the number of outstanding Class I Common Shares immediately prior to the Conversion Event. Otherwise, the Class D Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares.

Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares

The terms, conditions, rights, preferences, and obligations of the Class ER Common Shares are substantially similar to each other, but are substantially dissimilar to the other classes of Common Shares of the Company. Each of the Class ER Common Shares are subject to mandatory conversion upon the occurrence of certain events. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares, Class A Common Shares, Class S Common Shares, or Class D Common Shares of the Company, as applicable, on a 1:1 basis, upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event. Each of the Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common shareholder’s purchase of the applicable class of such common shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares, as applicable, into an equal number of the respective Class I Common Shares, Class A Common Shares, Class S Common Shares, or Class D Common Shares, on a 1:1 basis. Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Common Shares to the respective Class I Common Share, Class A Common Share, Class S Common Share, or Class D Common Shares on a 1:1 basis. The Class ER Common Shares have no other redemption rights and are not eligible for repurchase or redemption under the Company’s share repurchase program. Otherwise, the Class ER Common Shares

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares.

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2026 and December 31, 2025, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S, and Class ER-D common shares offering prices in effect for the three months ended March 31, 2026:

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2026 through February 3, 2026	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29
February 2, 2026 through March 31, 2026	$27.46	$29.20	$27.46	$28.46	$27.46	$29.20	$27.46	$28.46

The following table provides a reconciliation of the Class I Common Share, Class A Common Share, Class S Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, Class ER-S Common Share, and Class ER-D Common Share activity for the three months ended March 31, 2026:

	Class I	Class A	Class D	Class S	Class ER-I (a)	Class ER-A	Class ER-D	Class ER-S
December 31, 2025	5,759,806	9,994,066	68,911	-	843,290	190,511	39,991	-
Issuance of common shares	40,261	131,360	48,414	-	40,251	79,968	3,663	-
Issuance of common shares under DRIP	25,135	22,473	491	-	-	-	-	-
Repurchase of common shares	(114,002)	(109,698)	-	-	-	-	-	-
Conversion of OP Units to common shares	23,399	-	-	-	-	-	-	-
March 31, 2026	5,734,599	10,038,201	117,816	-	883,541	270,479	43,654	-

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table provides a reconciliation of the Class I Common Share, Class A Common Share, Class S Common Share, and Class ER Common Share activity for the three months ended March 31, 2025:

	Class I	Class A	Class S	Class ER-I (a)
December 31, 2024	5,981,146	10,322,475	-	258,454
Issuance of common shares	107,906	27,601	-	259,866
Issuance of common shares under DRIP	23,722	21,365	-	-
Repurchase of common shares	(267,003)	(118,678)	-	-
Conversion of OP Units to common shares	22,718	-	-	-
March 31, 2025	5,868,489	10,252,763	-	518,320

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I, Class A, Class D, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER-I, Class ER-A, Class ER-S, and Class ER-D Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares, or as approved by the Trustee. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended March 31, 2026, the Company repurchased 114,002 Class I Common Shares and 109,698 Class A Common Shares totaling $6.1 million under the share repurchase program. During the three months ended March 31, 2025, the Company repurchased 267,003 Class I Common Shares and 118,678 Class A Common Shares totaling $10.3 million under the share repurchase program. All redemption requests since inception have been fully satisfied.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through March 31, 2026. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

The following table provides a summary of the monthly distributions declared per share for the three months ended March 31, 2026:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347	$0.4347	$0.4347	$0.4347

Cumulative distributions relating to Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Operating Partnership units (“OP Units”) totaling $3.9 million were declared but not yet paid as of March 31, 2026 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of March 31, 2026 were paid in cash or reinvested in the Company’s common shares in April 2026.

Noncontrolling Interests

The Operating Partnership had 11,980,872 OP Units outstanding as of March 31, 2026. The holders of Class I OP Units and Class A 721 Common Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares of the Company, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all the Class I OP Units and Class A 721 Common Units tendered for redemption in the form of

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Class I Common Shares. The holders of NLP Common Units do not have any rights to convert their units into units of any other class or series of units of, or any other securities or partnership interests in, the Operating Partnership. Class I and Class A 721 OP Units totaling 23,399 were exchanged for the same number of Class I Common Shares during the three months ended March 31, 2026.

On March 20, 2026, the Company, through the Operating Partnership, acquired 16 properties for a relative fair value of $68.4 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 1,150,957 OP Units. In addition, the Operating Partnership issued 34,404 OP Units for cash of $1.0 million.

On March 26, 2026, the Company, through the Operating Partnership, acquired 23 properties for a relative fair value of $90.9 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 1,519,114 OP Units. In addition, the Operating Partnership issued 39,517 OP Units for cash of $1.1 million.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

Note 10. Related and Affiliated Party Transactions

Revolving Line of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2026, neither the Company nor ExchangeRight had any borrowings outstanding under this revolving line of credit, resulting in $100.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2026.

Acquisition Fee

Per the asset management agreement, the Company paid a 1.0% acquisition fee on property acquisitions during the three months ended March 31, 2026 totaling $24,000 to ExchangeRight.

Organization and Offering Costs

The Sponsor incurs certain organization and offering costs in connection with the offerings of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, Class ER-D Common Shares, and OP Units and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by the Sponsor or its affiliates. The Sponsor earns an amount equal to 1.00% of the net transaction price of sales of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares, which is expected to offset the organizational and offering costs incurred described above.

Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2026 for which the Company was obligated to pay the Sponsor. In addition, Class A Common Shares, Class ER-I Common Shares, and Class ER-A Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.4 million for the three months ended March 31, 2026 and were included in total equity.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of March 31, 2026, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of March 31, 2026.

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

Quarter Ended March 31, 2026

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

There was no performance participation earned or paid during the three months ended March 31, 2026.

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

Asset management and property management fees for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Asset management fees (a)	$318,000	$225,000
Property management fees (b)	$210,000	$204,000

(a)
Asset management fees are net of $0.3 million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025 in fees which were irrevocably waived by the asset manager.
(b)
Property management fees are net of $0.2 million for the three months ended March 31, 2025 in fees which were irrevocably waived by the property manager. No property management fees were waived for the three months ended March 31, 2026.

Guaranties

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,027.8 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million under these guaranties during the three months ended March 31, 2026, respectively, which was

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $4.0 million as of March 31, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Note 11. Income (Loss) Per Share

Basic income (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are convertible into Class I Common Shares of the Company on a 1:1 basis and are allocated income on the same basis as common shares of the Company. Therefore, the result of an assumed conversion of the OP Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic income (loss) EPS is the same as diluted income (loss) EPS for the three months ended March 31, 2026 and 2025. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Numerator
Net (loss)	$(238,000)	$(617,000)
Net loss attributable to noncontrolling interests	86,000	217,000
Net (loss) attributable to common shareholders, basic and diluted	$(152,000)	$(400,000)

Denominator
Weighted average number of common shares outstanding, basic and diluted	16,931,047	16,521,673

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.01)	$(0.02)

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

Common Share Activity

The Company issued the following shares from April 1, 2026 through the date of issuance of this report:

Share Class	Shares Issued
Class I (a)	43,468
Class A	31,060
Class D	17,231
Class ER-I	43,991
Class ER-A	11,237
Class ER-D	3,277

(a) Excludes the issuance of 37,040 OP Units that were exchanged for same number of Class I Common Shares discussed below.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended March 31, 2026

The Company received gross proceeds totaling $3.8 million from the issuance of these common shares.

The Company repurchased 98,562 Class I Common Shares totaling $2.7 million and 204,906 Class A Common Shares totaling $5.5 million from April 1, 2026 through the date of this report. Additionally, 37,040 OP Units were exchanged for the same number of Class I Common Shares from April 1, 2026 through the issuance of this report.

The Company adjusted the offering price of its Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares effective April 28, 2026, as set forth in the table below.

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
April 28, 2026	$27.58	$29.32	$28.58	$27.58	$27.58	$29.32	$28.58	$27.58

Real Estate Activity

From April 1, 2026 through the date of issuance of this report, the Operating Partnership has entered into an agreement with a certain DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between the DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreement. The maximum remaining contractual payments under this lease agreement totaled $105.4 million as of the date of this report, although the master lease rental obligations will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under this guaranty as of the date of issuance of this report.

Revolving Line of Credit

On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an amended and restated credit agreement. The amended and restated credit agreement amended, restated, and replaced, in its entirety, the revolving credit agreement entered into on May 30, 2024. The amended and restated credit agreement provides the Company with senior secured credit facilities consisting of (1) a revolving credit facility (the "Revolving Facility") in the initial maximum principal amount of $200,000,000 which was available at closing through April 15, 2029 and (2) a delayed draw term loan facility (the "Term Loan Facility") in the initial maximum principal amount of $400,000,000 which may be borrowed through October 15, 2026. These senior credit facilities may be increased up to a maximum principal amount of up to $1,000,000,000 through additional revolver loans or term loans, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. As of the date of this report, the Company had $157.4 million outstanding on the amended and restated credit agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related thereto included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” of our Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026 and the “Cautionary Note Regarding Forward-Looking Statements” section of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 397 properties in 37 states as of March 31, 2026. These properties were 98.1% leased as of March 31, 2026 and are occupied by 40 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the three months ended March 31, 2026, uncertainty in the global macroeconomic environment continued, driven by the conflict with Iran and the resulting general geopolitical instability in the Middle East, the effect these geopolitical conflicts and events have had on energy and commodity prices, inflationary expectations, and interest rates, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates moderated on a year-over-year basis during 2024 and 2025, debt yields and benchmark interest rate levels have risen or remained at elevated levels during the first quarter of 2026, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, 25 basis points in the third quarter ended September 30, 2025, and an additional 50 basis points in the fourth quarter ended December 31, 2025. The Federal Reserve left the federal funds rate unchanged in January and March 2026, and the pace of future rate reductions remains uncertain for the balance of 2026.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2026. The Company has borrowed $157.4 million under its revolving credit facility as of March 31, 2026, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Three Months Ended March 31, 2026

Operating Results

The March 2026 distribution marked the 84th consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $11.4 million for the three months ended March 31, 2026. As of March 31, 2026, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date distributions. The Company’s current distributions represent a 6.30% annualized return, based on the $0.1449 per share distribution rate and $27.58 NAV per share as of March 31, 2026. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of March 31, 2026 and current offering price of the Company’s common shares:

	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
Offering price (effective April 28, 2026)	$27.58	$29.32	$28.58	$27.58	$27.58	$29.32	$28.58	$27.58
Annualized distribution rate (a)	6.30%	5.93%	5.23%	6.05%	6.30%	5.93%	5.23%	6.05%
Trailing 12 month total return (b)	7.12%	0.75%	n/a	n/a	n/a	n/a	n/a	n/a
Three-year total annual return (b)	5.46%	3.15%	n/a	n/a	n/a	n/a	n/a	n/a
Inception-to-date total annual return (b)	8.49%	7.12%	n/a	n/a	n/a	n/a	n/a	n/a
(a)
The annualized distribution rate is calculated by the March 31, 2026 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s March 31, 2026 NAV declaration. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.1% leased and its weighted average lease term as of March 31, 2026 is 5.6 years. The Company executed five lease renewals with three different tenants during the three months ended March 31, 2026 with average new rents over rents prior to the renewal of 5.9% for the period.

Capital

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as of March 31, 2026, provides the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. The revolving credit facility could have been increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. As of March 31, 2026, the Company has borrowed $157.4 million under this credit facility with a blended interest rate of 5.78% and was in compliance with all financial covenants.

On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an amended and restated credit agreement. The amended and restated credit agreement amended, restated, and replaced, in its entirety, the revolving credit agreement entered into on May 30, 2024. The amended and restated credit agreement provides the Company with senior secured credit facilities consisting of (1) a revolving credit facility (the "Revolving Facility") in the initial maximum principal amount of $200,000,000 which was available at closing through April 15, 2029 and (2) a delayed draw term loan facility (the "Term Loan Facility") in the initial maximum principal amount of $400,000,000 which may be borrowed through October 15, 2026. These senior credit facilities may be increased to a maximum principal amount of up to $1,000,000,000 through additional revolver loans or term loans, upon request of the Borrower, subject to, among other things, the receipt of commitments for the increased amount. As of the date of this report, the Company had $157.4 million outstanding on the amended and restated credit agreement.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of March 31, 2026. The Company has also experienced regular net inflows of shareholder capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of March 31, 2026:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	30	19	49	710,300	$15,904,400	18.8%	$22.39	3.6
Dollar General	20	102	122	1,149,600	12,722,200	15.1%	$11.07	5.0
Tractor Supply	24	5	29	637,400	8,610,900	10.2%	$13.51	8.7
Hobby Lobby	10	1	11	643,000	5,159,700	6.1%	$8.02	4.0
Pick ’n Save	4	1	5	305,800	4,403,800	5.2%	$14.40	3.7
Fresenius Medical Care	12	2	14	122,700	3,785,400	4.5%	$30.85	5.2
Family Dollar	19	13	32	278,700	3,590,800	4.2%	$12.88	4.3
Advance Auto Parts	26	5	31	221,900	3,457,000	4.1%	$15.58	3.3
BioLife Plasma Services	-	5	5	78,200	3,245,900	3.8%	$41.51	8.9
Stop & Shop	-	1	1	102,100	2,940,000	3.5%	$28.80	10.7
CVS Pharmacy	7	-	7	88,300	2,043,500	2.4%	$23.14	4.1
Napa Auto Parts	-	18	18	156,700	1,887,900	2.3%	$12.05	10.6
Kroger	3	-	3	200,100	1,624,500	1.9%	$8.12	5.3
Publix	2	-	2	96,800	1,548,400	1.8%	$16.00	14.2
Hy-Vee	-	1	1	101,200	1,415,800	1.7%	$13.99	12.8
Old National Bank	-	3	3	41,600	1,381,900	1.6%	$33.22	3.8
Dollar Tree	11	-	11	106,200	1,111,500	1.3%	$10.47	3.9
GIANT Food Store	-	1	1	51,400	1,110,900	1.3%	$21.61	4.4
Verizon Wireless	3	-	3	16,300	897,700	1.1%	$55.07	1.4
AutoZone	5	2	7	59,200	886,300	1.0%	$14.97	5.9
Giant Eagle	1	-	1	81,800	850,700	1.0%	$10.40	5.0
Walmart Neighborhood Market	-	1	1	41,800	738,600	0.9%	$17.67	5.5
FedEx	1	-	1	124,700	681,600	0.8%	$5.47	10.3
Sherwin-Williams	7	-	7	46,500	679,300	0.8%	$14.61	4.3
O'Reilly	6	1	7	48,700	663,000	0.8%	$13.61	3.2
Goodwill	2	-	2	42,800	653,200	0.8%	$15.26	4.1
Ross Stores	1	-	1	25,800	354,800	0.4%	$13.75	2.8
Food Lion	1	-	1	41,300	351,400	0.4%	$8.51	7.6
PNC Bank, N.A.	-	1	1	6,100	277,600	0.3%	$45.51	12.5
HomeGoods	1	-	1	22,200	255,800	0.3%	$11.52	5.0
Epic Health & Fitness	-	1	1	14,200	222,000	0.3%	$15.63	14.7
MedSpring	1	-	1	4,600	193,100	0.2%	$41.98	0.9
The Christ Hospital	-	1	1	9,300	188,700	0.2%	$20.29	1.8
A Plus Childcare and Learning Academy	1	-	1	11,500	183,100	0.2%	$15.92	6.7
Five Below	1	-	1	8,500	142,000	0.2%	$16.71	4.8
Huntington National Bank	-	1	1	4,500	116,700	0.1%	$25.93	5.8
Adult and Child Health	-	1	1	6,000	116,300	0.1%	$19.38	3.8
Dollar General Market	-	1	1	10,700	109,300	0.1%	$10.21	13.2
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	0.5
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	7.3
Total Occupied Portfolio	201	187	388	5,731,200	$84,657,300	100.0%	$14.77	5.6
Vacant				115,600
Total Portfolio				5,846,800

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
(c)
“GLA” means gross leasable area.

(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2026. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2026, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of March 31, 2026:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Healthcare and Pharmacy Retail	56	798,600	13.7%	$17,947,900	21.2%
Discount Necessity Retail	166	1,545,200	26.4%	17,533,800	20.7%
Grocery	17	1,031,600	17.6%	15,058,700	17.8%
Farm and Rural Supply	29	637,400	10.9%	8,610,900	10.2%
Discount Automotive	63	486,500	8.3%	6,894,200	8.2%
Discount Specialty Retail	15	716,500	12.3%	6,210,700	7.3%
Medical Care	15	127,300	2.2%	3,978,500	4.7%
Healthcare Providers	9	111,100	1.9%	3,849,900	4.5%
Banking Services	5	52,200	0.9%	1,776,200	2.1%
Telecommunications	3	16,300	0.3%	897,700	1.1%
Other	10	208,500	3.6%	1,898,800	2.2%
Total	388	5,731,200	98.1%	$84,657,300	100.0%
Vacant		115,600	1.9%
Total Portfolio		5,846,800	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2026. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2026, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of March 31, 2026 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
Remainder of 2026	11	79,300	1.4%	$987,900	1.2%	$12.46
2027	39	506,600	8.8%	7,609,100	9.0%	$15.02
2028	50	666,800	11.6%	10,547,500	12.4%	$15.82
2029	39	595,300	10.4%	8,191,600	9.7%	$13.76
2030	50	766,100	13.4%	12,013,200	14.2%	$15.68
2031	67	969,600	16.9%	13,356,500	15.8%	$13.78
2032	44	618,200	10.8%	8,784,100	10.4%	$14.21
2033	27	326,600	5.7%	5,752,500	6.8%	$17.61
2034	14	242,700	4.2%	3,114,000	3.7%	$12.83
2035	9	76,000	1.3%	1,536,400	1.8%	$20.22
2036	8	273,800	4.8%	4,291,200	5.1%	$15.67
2037	6	73,100	1.3%	829,000	1.0%	$11.34
2038	8	77,800	1.4%	1,056,100	1.1%	$13.57
2039	5	184,300	3.2%	3,094,200	3.6%	$16.79
2040	6	131,200	2.3%	1,918,300	2.3%	$14.62
Thereafter	5	143,800	2.5%	1,575,700	1.9%	$10.96
Total	388	5,731,200	100.0%	$84,657,300	100.0%	$14.77

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of March 31, 2026. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2026, no tenants were in a free rent concession period.

The following table details leasable area for the Company’s owned properties and annualized base rents for occupied properties by state for our portfolio as of March 31, 2026:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Illinois	44	468,700	8.0%	$8,794,800	10.4%
Wisconsin	23	599,100	10.3%	7,830,800	9.2%
Ohio	42	645,300	11.0%	7,160,000	8.4%
Texas	41	476,600	8.2%	6,735,300	8.0%
Florida	22	272,600	4.7%	5,247,400	6.2%
Louisiana	40	415,300	7.1%	5,115,000	6.0%
Tennessee	20	310,600	5.3%	4,386,600	5.2%
Alabama	15	293,800	5.0%	4,045,000	4.8%
Pennsylvania	17	223,200	3.8%	3,751,800	4.4%
Indiana	14	291,900	5.0%	3,553,600	4.2%
Georgia	14	273,000	4.7%	3,438,900	4.0%
South Carolina	16	200,200	3.4%	3,147,400	3.7%
Michigan	13	190,500	3.3%	2,983,900	3.5%
Massachusetts	1	102,100	1.8%	2,940,000	3.5%
North Carolina	15	216,800	3.7%	2,720,300	3.2%
Virginia	7	106,400	1.8%	1,757,000	2.1%
Missouri	9	84,800	1.5%	1,606,500	1.9%
Minnesota	1	101,200	1.7%	1,415,800	1.7%
Nevada	2	31,100	0.5%	1,096,400	1.3%
Arkansas	4	154,100	2.6%	943,500	1.1%
Arizona	2	23,700	0.4%	887,600	1.0%
Utah	2	44,700	0.8%	680,100	0.8%
New Jersey	2	30,300	0.5%	596,500	0.7%
Connecticut	3	38,000	0.6%	584,400	0.7%
Oklahoma	4	53,800	0.9%	571,400	0.7%
California	2	35,000	0.6%	499,000	0.6%
Maryland	1	20,000	0.4%	321,900	0.4%
Iowa	3	29,300	0.5%	309,300	0.4%
Maine	1	16,300	0.3%	261,800	0.3%
Idaho	1	22,000	0.4%	255,000	0.3%
Kansas	1	26,200	0.4%	248,300	0.3%
New Mexico	1	10,600	0.2%	141,700	0.2%
Wyoming	1	7,000	0.1%	132,200	0.2%
Washington	1	6,900	0.1%	131,500	0.2%
Rhode Island	1	8,400	0.1%	131,400	0.2%
Colorado	1	8,000	0.1%	119,400	0.1%
Mississippi	1	9,300	0.2%	115,800	0.1%
Total Portfolio	388	5,846,800	100.0%	$84,657,300	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of March 31, 2026. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of March 31, 2026, no tenants were in a free rent concession period.

Activity for the Three Months Ended March 31, 2026

Acquisitions

On March 20, 2026, the Company, through the Operating Partnership, acquired 16 properties for a relative fair value of $68.4 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership assumed a $38.5 million interest-only mortgage loan at a fixed rate of 4.20% which matures in March 2028.

On March 25, 2026, the Company acquired a property for cash from an unaffiliated entity for a total purchase price, including acquisitions costs, of $2.4 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on this property acquisition totaling $24,000 to ExchangeRight at the time of the acquisition.

On March 26, 2026, the Company, through the Operating Partnership, acquired 23 properties for a relative fair value of $90.9 million, via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership assumed a $51.4 million interest-only mortgage loan at a fixed rate of 4.42% which matures in September 2028.

All acquisitions during the three months ended March 31, 2026 were accounted for as asset acquisitions and the related purchase prices were allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Guaranties

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,027.8 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million under these guaranties during the three months ended March 31, 2026, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $4.0 million as of March 31, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $3.1 million during the three months ended March 31, 2026 increasing the balance of the RSLCA notes receivable to $23.3 million at March 31, 2026.

Revolving Lines of Credit

On May 30, 2024, the Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as amended, currently provides the Company with a revolving credit facility of up to a maximum amount of $185.0, million with a maturity date of May 30, 2027. The revolving credit facility may be increased to $400.0 million, upon request of the Operating Partnership, subject to, among other things, the receipt of commitments for the increased amount. On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an amended and restated credit agreement. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2026, neither the Company nor ExchangeRight had any borrowings outstanding under this revolving line of credit, resulting in $100.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2026.

Common Shares and Noncontrolling Interests

The Company’s common shares consist of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class S Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares. Following is a description of these classes of common shares. For purposes of this description, the Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares are collectively referred to as the “Class ER Common Shares”.

Class I Common Shares, Class A Common Shares, Class D Common Shares, and Class S Common Shares

The Class I Common Shares, Class A Common Shares, Class D Common Shares, and Class S Common Shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and related fees. Each Class A Common Share and each Class S Common Share shall automatically and without any action on the part of the shareholder thereof convert into the same number of Class I Common Shares upon a “Conversion Event”. For these purposes, a “Conversion Event” is defined in the Company’s Third Amended and Restated Declaration of Trust, dated June 10, 2025 (the “Amended Declaration of Trust”) to generally mean (i) the listing of any class of the Company’s shares on a national securities exchange pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, or (ii) any merger, consolidation, transfer of all or substantially all of the assets or other business combination of the Operating Partnership or the Company, as a result of which all outstanding Company shares are cancelled in exchange for the right to receive cash or securities that have been, as of the closing date of such transaction, listed on a national securities exchange for at least 180 days, or a combination thereof. Each Class D Common Share shall automatically and without any action on the part of the shareholder thereof convert into a number of Class I Common Shares equal to the Class D Conversion Rate (as defined below) upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event, but any such determination will not preclude the conversion of Class D Common Shares into Class I Common Shares in connection with the occurrence of any successive Conversion Event. The “Class D Conversion Rate” means a fraction, the numerator of which is the net asset value (“NAV”) of the Company allocable to the Class D Common Shares, divided by the number of outstanding Class D Common Shares, and the denominator of which is the NAV of the Company allocable to the Class I Common Shares, divided by the number of outstanding Class I Common Shares immediately prior to the Conversion Event. Otherwise, the Class D Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares.

Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Class ER-S Common Shares

The terms, conditions, rights, preferences, and obligations of the Class ER Common Shares are substantially similar to each other, but are substantially dissimilar to the other classes of Common Shares of the Company. Each of the Class ER Common Shares are subject to mandatory conversion upon the occurrence of certain events. In this regard, each Class ER Common Share will automatically and without any action on the part of the shareholder convert into an equal number of Class I Common Shares,

Class A Common Shares, Class S Common Shares, or Class D Common Shares of the Company, as applicable, on a 1:1 basis, upon a Conversion Event, unless, at least five days before the effective date of such Conversion Event, the Trustee determines, in its sole and absolute discretion, that such conversion shall not occur in connection with such Conversion Event. Each of the Class ER Common Shares are also subject to the optional conversion rights of the Company. In this regard, from and after the fifth anniversary of the closing date of a Class ER Common shareholder’s purchase of the applicable class of such common shares, the Trustee, on behalf of the Company, will have the right to cause each Class ER Common Shareholder, without any action on the part of the shareholder, to convert any or all of such holder’s Class ER Common Shares, as applicable, into an equal number of the respective Class I Common Shares, Class A Common Shares, Class S Common Shares, or Class D Common Shares, on a 1:1 basis. Each Class ER Common Shareholder will have the right, upon the seventh anniversary of the closing date of a shareholder’s purchase of Class ER Common Shares (subject to three one-year extensions in the Trustee’s discretion), to require the Company to redeem the Class ER Common Shares, in whole or in part, held by such shareholder, as well as the right to convert such Class ER Common Shares to the respective Class I Common Share, Class A Common Share, Class S Common Share, or Class D Common Shares on a 1:1 basis. The Class ER Common Shares have no other redemption rights and are not eligible for repurchase or redemption under the Company’s share repurchase program. Otherwise, the Class ER Common Shares have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions as the Class A Common Shares, Class I Common Shares, and Class S Common Shares.

The following table provides a summary of certain Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares attributes during the three months ended March 31, 2026:

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2026 through February 3, 2026	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29
February 2, 2026 through March 31, 2026	$27.46	$29.20	$27.46	$28.46	$27.46	$29.20	$27.46	$28.46

The Company issued the following shares during the three months ended March 31, 2026:

Three Months Ended March 31, 2026 (a)
Class I	65,396
Class A	153,833
Class D	48,905
Class ER-I	40,251
Class ER-A	79,968
Class ER-D	3,663
(a)
No Class S or Class ER-S Common Shares were sold during the three months ended March 31, 2026.

The Company received an aggregate of $11.1 million in proceeds during the three months ended March 31, 2026 as a result of these share issuances.

The Company redeemed 114,002 Class I Common Shares and 109,698 Class A Common Shares totaling $6.1 million during the three months ended March 31, 2026.

The Operating Partnership issued 2,743,992 OP Units in relation to the acquisition of 16 properties on March 20, 2026 and 23 properties on March 26, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, the Company owned 397 properties that were 98.1% leased. As of March 31, 2025, the Company owned 364 properties that were 98.9% leased. The following table details the Company’s results of operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025	Change
Rental revenue	$23,309,000	$21,968,000	$1,341,000
Interest income on notes receivable from affiliates	1,206,000	1,366,000	(160,000)
Other	83,000	21,000	62,000
Property operating expenses	(3,325,000)	(3,044,000)	(281,000)
Management fees to affiliates	(528,000)	(429,000)	(99,000)
General and administrative expenses	(489,000)	(339,000)	(150,000)
Depreciation and amortization	(11,109,000)	(10,972,000)	(137,000)
Interest expense	(9,403,000)	(9,192,000)	(211,000)
Interest income	18,000	4,000	14,000
Net loss	$(238,000)	$(617,000)	$379,000

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $1.3 million, or 6.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the acquisition of 55 properties at various dates from April 2025 through March 2026. The rental revenues associated with these acquired properties were $2.0 million and $0 for the three months ended March 31, 2026 and 2025, respectively. This increase was offset by a decrease in rental revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 of $0.8 million related to the 22 properties sold between April 2025 and December 2025.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income on notes receivable from affiliates decreased $0.2 million for the three months ended March 31, 2026 due to a decrease in interest earned on the RSLCA of $0.2 million, which was a result of an approximate $5.5 million decrease in the average daily outstanding balance of the RSLCA during the three months ended March 31, 2026 versus the three months ended March 31, 2025.

Property operating expenses increased $0.3 million, or 9.2% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in property operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in property tax expense in certain jurisdictions of $0.3 million as well as the acquisition of 55 properties at various dates from April 2025 through March 2026. The property operating expenses associated with the 55 properties acquired were $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively. This increase was offset by a decrease in operating expenses of $0.1 million related to the 22 properties sold between April 2025 and December 2025.

Management fees to affiliates increased $0.1 million , or 23.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Asset management fees increased $0.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, respectively, and property management fees remained consistent. Asset management fees for the three months ended March 31, 2026 consisted of $0.3 million of earned fees per the management agreement, net of $0.3 million of fees which were irrevocably waived by the asset manager. Asset management fees for the three months ended March 31, 2025 consisted of $0.2 million of earned fees per the management agreement, net of $0.3 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.2 million of earned fees per the management agreement for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses increased $0.2 million, or 44.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in professional fees, including audit fees, administrative fees associated with the Company's line of credit, and valuation services.

Depreciation and amortization increased $0.1 million, or 1.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Depreciation and amortization during the three months ended March 31, 2026 was impacted by the acquisition of 55 properties at various dates from April 2025 through March 2026. Depreciation and amortization expense associated with these properties totaled $0.8 million and $0 for the three months ended March 31, 2026 and 2025, respectively, which was offset by a decrease in depreciation and amortization expense of $0.4 million related to the 22 properties sold between April 2025 and December 2025, as well as a decrease as a result of certain intangible assets being fully depreciated.

Interest expense increased $0.2 million, or 2.3%%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of (1) an increase in interest expense of $1.0 million related to the Company’s borrowings under its revolving line of credit, (2) the assumption of a $38.5 million mortgage loan payable in connection with the acquisition of 16 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2025, (3) the assumption of a $51.4 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2025, and (4) an increase of $0.1 million in amortization of deferred financing costs associated with the Company's revolving line of credit. These increases were offset by a $1.1 million decrease in interest expense on certain mortgage debts that were paid off upon maturity.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net borrowings of $3.1 million during the three months ended March 31, 2026 increasing the balance of the RSLCA notes receivable to $23.3 million at March 31, 2026.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the three months ended March 31, 2026. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

The Operating Partnership (as the borrower) and the Company entered into a credit agreement which, as of March 31, 2026, provided the Company with a revolving credit facility of up to a maximum amount of $185.0 million with a maturity date of May 30, 2027. As of March 31, 2026, the Company has borrowed $157.4 million under this credit facility. On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an amended and restated credit agreement. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of March 31, 2026, neither the Company nor ExchangeRight had any borrowings outstanding under this revolving line of credit, resulting in $100.0 million available for borrowing by the Company and ExchangeRight as of March 31, 2026.

Fixed-rate mortgage loans payable were composed of the following as of March 31, 2026:

			March 31, 2026
		Maturity	Balance	Contractual
Description (a)	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	5/2026	$24,850,000	4.66%
Fixed-rate mortgage	Interest-only	9/2026	24,485,000	3.82%
Fixed-rate mortgage	Interest-only	12/2026	28,110,000	4.06%
Fixed-rate mortgage (b)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	3/1/2028	38,457,000	4.20%
Fixed-rate mortgage	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	9/1/2028	51,435,000	4.42%
Fixed-rate mortgage	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$615,885,000	4.27%	(d)
Unamortized issuance costs, net			(588,000)
Unamortized below market debt discount, net			(12,672,000)
			$602,625,000

(a)
Fixed-rate mortgages are recourse loans pursuant to their pre-defined loan terms, unless otherwise noted.
(b)
Fixed-rate mortgage is a nonrecourse loan pursuant to its pre-defined loan terms.
(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(d)
The weighted average effective interest rate on mortgage loans payable was 5.00% as of March 31, 2026.

The following table details the Company’s scheduled debt maturities as of March 31, 2026:

	Mortgage loan payable	Revolving
Year	balloon payments	credit facility		Total
Remainder of 2026	$77,445,000	$-		$77,445,000
2027	134,223,000	157,403,000	(a)	291,626,000
2028	272,479,000	-		272,479,000
2029	94,174,000	-		94,174,000
2030	-	-		-
Thereafter	37,564,000	-		37,564,000
	$615,885,000	$157,403,000		$773,288,000

(a)
On April 15, 2026, the Operating Partnership (as the borrower) and the Company amended and restated the revolving credit facility, extending the maturity date to 2029. See "Capital" above for further details regarding this transaction.

The mortgage loans payable mature at various dates from May 2026 through January 2031. The Company intends to repay the mortgage debt maturing in 2026 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $17.1 million in restricted cash as of March 31, 2026.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are summarized below:

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in):
Operating activities	$10,740,000	$10,987,000
Investing activities	$(4,687,000)	$(86,000)
Financing activities	$(1,469,000)	$(11,541,000)

Operating Activities

Net cash from operating activities was $10.7 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operations decreased $0.2 million, or 2.2%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in the results for the 55 properties acquired at various dates from April 2025 through March 2026. This increase was offset by a decrease in results for the 22 properties sold between April 2025 and December 2025.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA and property acquisitions. During the three months ended March 31, 2026, the Company acquired 40 properties for a total cash outlay of $2.4 million and had $2.3 million in net advances under the RSLCA. During the three months ended March 31, 2025, the Company acquired two properties for a total cash outlay of $7.4 million, which was offset by $7.4 million in net repayments under the RSLCA.

Financing Activities

During the three months ended March 31, 2026, the Company had redemptions of $6.1 million of Class I Common Shares and Class A Common Shares, distributions of $6.2 million to the holders of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, distributions of $3.8 million to the holders of OP Units, which was offset by net proceeds of $7.8 million from the issuance of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, pending trade deposits of $2.0 million, and proceeds from the issuance of noncontrolling interests of $2.0 million.

During the three months ended March 31, 2025, the Company had a balloon mortgage loan payable repayment of $10.8 million, redemptions of $8.1 million of Class I and Class A Common Shares, distributions of $6.0 million to the holders of Class A and Class I Common Shares, distributions of $3.4 million to the holders of OP Units, which was offset by borrowings of $15.0 million from its revolving credit facility, net proceeds of $6.6 million from the issuance of Class A and Class I Common Shares and pending trade deposits of $2.0 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through March 31, 2026. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $3.9 million were declared but not yet paid as of March 31, 2026. The unpaid distributions as of March 31, 2026 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during April 2026.

The following table provides a summary of the monthly distributions declared and paid per Class I Common Share, Class A Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, and Class ER-D Common Share for the three months ended March 31, 2026:

	March 31, 2026
	Class I	Class A	Class D	Class ER-I (a)	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347	$0.4347	$0.4347	$0.4347
(a)
On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

The following table provides a summary of the monthly distributions declared and paid per Class I Common Share, Class A Common Share, and Class ER-I Common Share for the three months ended March 31, 2025:

	March 31, 2025
	Class I	Class A	Class ER-I (a)
January	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449
	$0.4347	$0.4347	$0.4347
(a)
On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

On October 19, 2023, the Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	25,135	(a)	$682,000	(a)	23,722	(c)	$642,000	(c)
Class A	22,473	(b)	610,000	(b)	21,365		578,000
Class S	-		-		-		-
Class D	491		13,000		-		-
Total	48,099		$1,305,000		45,087		$1,220,000

(a) Includes the issuance of 8,819 Class I Common Shares totaling $240,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 1,732 Class A Common Shares totaling $47,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on Class ER-A Common Shareholders’ election.

(c) Includes the issuance of 7,604 Class I Common Shares totaling $206,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

The following table details the sources of our cash distributions during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash Distributions
Common Shares	$6,178,000	$6,094,000
Noncontrolling interests	3,838,000	3,722,000
Total cash distributions	$10,016,000	$9,816,000

Sources of Distributions
Cash flows from operating activities (a)	$10,016,000	$9,816,000

Cash flows from operating activities	$10,740,000	$10,987,000
Funds from Operations (“FFO”) (b)	$10,906,000	$10,388,000
Adjusted FFO (b)	$11,443,000	$11,055,000

(a)
As of March 31, 2026, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the three months ended March 31, 2026 and 2025, respectively, is provided below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments, and operating lease obligations at March 31, 2026:

	Mortgage loans	Revolving		Interest	Operating ground
Year	payable	credit facility		payments (a)	lease obligation	Total
Remainder of 2026	$77,445,000	$-		$27,728,000	$214,000	$105,387,000
2027	134,223,000	157,403,000	(b)	22,405,000	285,000	314,316,000
2028	272,479,000	-		20,693,000	285,000	293,457,000
2029	94,174,000	-		3,295,000	285,000	97,754,000
2030	-	-		1,296,000	287,000	1,583,000
Thereafter	37,564,000	-		-	28,173,000	65,737,000
Total	$615,885,000	$157,403,000		$75,417,000	$29,529,000	$878,234,000

(b)
The interest rates used in this calculation are the rates in effect for all debt obligations as of March 31, 2026.
(c)
On April 15, 2026, the Operating Partnership (as the borrower) and the Company amended and restated the revolving credit facility, extending the maturity date to 2029. For a description of the material terms of the credit agreement and revolving credit facility thereunder, see “Capital” above.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million were included in total equity for the three months ended March 31, 2026, for which the Company was obligated to reimburse ExchangeRight.

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of these master lessee as outlined in the respective master lease agreements. As of March 31, 2026, the maximum remaining contractual payments under these lease agreements totaled $1027.8 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million under these guaranties during the three months ended March 31, 2026, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive income (loss). Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $4.0 million as of March 31, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guaranties the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of March 31, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,027.8 million, although the master lease rental obligation will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of March 31, 2026.

Other than these guaranties and the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of March 31, 2026 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026. There have been no material changes in such critical accounting policies during the three months ended March 31, 2026.

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

Inflation

During the three months ended March 31, 2026, uncertainty in the global macroeconomic environment continued, driven by the conflict with Iran and the resulting general geopolitical instability in the Middle East, the effect these geopolitical conflicts and events have had on energy and commodity prices, inflationary expectations, and interest rates, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates moderated on a year-over-year basis during 2024 and 2025, debt yields and benchmark interest rate levels have risen or remained at elevated levels during the first quarter of 2026, including mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve cut the federal funds rate by 50 basis points in the third quarter ended September 30, 2024, 50 basis points in the fourth quarter ended December 31, 2024, 25 basis points in the third quarter ended September 30, 2025, and an additional 50 basis points in the fourth quarter ended December 31, 2025. The Federal Reserve left the federal funds rate unchanged in January and March 2026, and the pace of future rate reductions remains uncertain for the balance of 2026.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of March 31, 2026. The Company has borrowed $157.4 million under its revolving credit facility as of March 31, 2026, which is impacted by fluctuating interest rates as the interest on the revolving credit facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Adjusted FFO for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common shareholders	$(152,000)	$(400,000)
Depreciation and amortization	11,144,000	11,005,000
Net loss attributable to noncontrolling interests	(86,000)	(217,000)
FFO applicable to diluted common shares	10,906,000	10,388,000
Adjustments:
Straight-line rent adjustments	(265,000)	(234,000)
Above/below market lease amortization, net	(602,000)	(610,000)
Amortization of deferred financing costs	233,000	151,000
Above/below market debt amortization, net	1,102,000	1,289,000
Straight-line ground rent adjustments	40,000	40,000
Amortization of tax incentive financing arrangement	29,000	31,000
Adjusted FFO applicable to diluted common shares	$11,443,000	$11,055,000

FFO per diluted common shares	$0.41	$0.41
Adjusted FFO per diluted common shares	$0.43	$0.43

Weighted average number of diluted common shares (a):
Common shares	16,931,047	16,521,673
OP Units	9,499,097	8,948,909
	26,430,144	25,470,582

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

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, Class S and Class D Common Shares, as well as the OP Units as of March 31, 2026 and December 31, 2025, respectively, and per share/unit is identical for Class I, Class A, Class S and Class D Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of March 31, 2026 and December 31, 2025:

Components	March 31, 2026	December 31, 2025
Investments in real estate	$1,502,200,000	$1,334,550,000
RSLCA notes receivable from affiliates	23,329,000	21,007,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	17,081,000	10,835,000
Cash and cash equivalents	9,002,000	10,664,000
Receivables	6,964,000	6,118,000
Other assets	1,521,000	1,237,000
Mortgage loans payable	(602,625,000)	(514,758,000)
Revolving credit facility	(157,403,000)	(157,403,000)
Accounts payable, accrued expenses and other liabilities	(10,764,000)	(9,853,000)
Distributions payable	(3,889,000)	(3,777,000)
Pending trade deposits	(2,001,000)	(1,505,000)
Due to affiliates, net	(3,054,000)	(180,000)
NAV	$801,761,000	$718,335,000

Class I Common Shares	5,734,599	5,759,806
Class A Common Shares	10,038,201	9,994,066
Class S Common Shares	-	-
Class D Common Shares	117,816	68,911
Class ER-I Common Shares	883,541	843,290
Class ER-A Common Shares	270,479	190,511
Class ER-S Common Shares	-	-
Class ER-D Common Shares	43,654	39,991
OP Units	11,980,872	9,260,279
Total outstanding Common Shares/OP Units	29,069,162	26,156,854

NAV per share/unit	$27.58	$27.46

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of March 31, 2026 and December 31, 2025:

Reconciliation of Shareholders’ Equity to NAV	March 31, 2026	December 31, 2025
Total shareholders’ equity	$325,787,000	$327,981,000
Noncontrolling interests attributable to operating partnership	259,464,000	192,813,000
Total equity per GAAP	585,251,000	520,794,000
Adjustment:
Fair value adjustment of real estate investments	216,510,000	197,541,000
NAV	$801,761,000	$718,335,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable and revolving credit facilities are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At March 31, 2026, $263,000 is included in accounts payable, accrued expenses and other liabilities relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) March 31, 2026 are recorded at fair value using a weighted average discount rate of 6.40% with a range of 6.30% to 6.50% and weighted average exit capitalization rate of 5.80% with a range of 5.70% to 5.90% and (2) December 31, 2025 are recorded at fair value using a weighted average discount rate of 6.40% with a range of 6.30% to 6.50% and weighted average exit capitalization rate of

5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s March 31, 2026 and December 31, 2025 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	March 31, 2026	December 31, 2025
Discount rate (weighted average)	25 bps decrease	$28.56	$28.42
Discount rate (weighted average)	25 bps increase	$26.62	$26.50
Exit capitalization rate (weighted average)	25 bps decrease	$28.95	$28.80
Exit capitalization rate (weighted average)	25 bps increase	$26.32	$26.20

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. There have been no material changes from these previously disclosed risk factors for three months ended March 31, 2026.

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

During the three months ended March 31, 2026, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	40,261	$27.39	$1,103,000
Class A Common Shares	131,360	$29.11	3,824,000
Class S Common Shares	-	$-	-
Class D Common Shares	48,414	$27.37	1,325,000
Class ER-I Common Shares	40,251	$27.45	1,105,000
Class ER-A Common Shares	79,968	$29.08	2,326,000
Class ER-S Common Shares	-	$-	-
Class ER-D Common Shares	3,663	$27.30	100,000
Total	343,917		$9,783,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended March 31, 2026, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $366,000, allocable among the various classes of our common shares as follows: $228,000 million with respect to the Class A Common Shares and $138,000 with respect to the Class ER-A Common Shares.

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

During the three months ended March 31, 2026, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	25,135	$27.14	$682,000
Class A Common Shares (b)	22,473	$27.14	610,000
Class D Common Shares	491	$27.22	13,000
Class S Common Shares	-	$-	-
Total	48,099		$1,305,000

(a)
Includes the issuance of 8,819 Class I Common Shares totaling $240,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.
(b)
Includes the issuance of 1,732 Class A Common Shares totaling $47,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on those investors’ election.

Issuance of Common Shares to OP Unitholders

The holders of the Operating Partnership’s Class I, Class ER-I and Class A 721 Common Units have the right to cause their units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such units in exchange for Class I, Class ER-I, or Class A Common Shares of the Company, as applicable and corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all Class I, Class ER-I, and Class A 721 OP units tendered for redemption in the form of Common Shares of the Company corresponding to the class of OP units being redeemed.

During the three months ended March 31, 2026, holders of 23,399 Class I and Class A 721 Common Units elected to cause the Operating Partnership to redeem their Class I or Class A 721 Common Units, and the Company elected to purchase those units in exchange for the issuance of 23,399 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
January 2026	114,002	109,698	$27.05	$27.24	114,002	109,698	N/A	N/A
February 2026	-	-	$-	$-	-	-	N/A	N/A
March 2026	-	-	$-	$-	-	-	N/A	N/A
Total	114,002	109,698			114,002	109,698

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.

(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, no manager of the Trustee or executive officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1

Amendment to Classify Common Units of ExchangeRight Income Fund Operating Partnership, LP dated March 18, 2026. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-56543), filed by the Company on March 20, 2026).

10.2	Third Amended and Restated Dividend Reinvestment and Direct Share Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-56543), filed by the Company on March 26, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGERIGHT INCOME FUND

April 30, 2026	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

April 30, 2026	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)