Form 10-Q
period 2026-09-30
ExchangeRight Income Fund
filed 2026-10-29
CIK 1771514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of October 28, 2026, the issuer had the following shares of common stock outstanding: 9,776,674 Class A Common Shares, $0.01 par value per share; 5,591,708 Class I Common Shares, $0.01 par value per share; 329,485 Class D Common Shares, $0.01 par value per share; 939,251 Class ER-I Common Shares, $0.01 par value per share; 432,164 Class ER-A Common Shares, $0.01 par value per share; and 46,931 Class ER-D Common Shares, $0.01 par value per share.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Quarterly Report on Form 10-Q

Quarter ended September 30, 2026

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate:
Land	$317,552,000	$224,081,000
Buildings and improvements	1,357,508,000	982,635,000
Real estate, gross	1,675,060,000	1,206,716,000
Less accumulated depreciation	(142,956,000)	(115,945,000)
Real estate, net	1,532,104,000	1,090,771,000
Intangible lease assets, net	91,228,000	57,670,000
RSLCA notes receivable from affiliates	25,619,000	21,007,000
Restricted cash	17,569,000	10,835,000
Cash and cash equivalents	13,852,000	10,664,000
Receivables	12,815,000	9,935,000
Notes receivable from affiliates	21,400,000	21,400,000
Right-of-use asset	4,790,000	4,750,000
Other assets	4,022,000	2,711,000
Due from affiliates	5,728,000	3,509,000
Real estate held for sale	2,113,000	6,399,000
TOTAL ASSETS	$1,731,240,000	$1,239,651,000

LIABILITIES AND EQUITY
Mortgage loans payable, net	$654,869,000	$514,758,000
Term loan facility, net	291,513,000	-
Revolving credit facility	-	157,403,000
Intangible lease liabilities, net	24,718,000	22,039,000
Accounts payable, accrued expenses and other liabilities	19,937,000	13,798,000
Right-of-use liability	5,558,000	5,397,000
Pending trade deposits	829,000	1,505,000
Distributions payable	4,902,000	3,777,000
Due to affiliates	1,646,000	180,000
Total liabilities	1,003,972,000	718,857,000

Commitments and contingencies	-	-

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Balance Sheets

(Unaudited)

continued

Equity:
Class A common shares, $0.01 par value per share, 78,506,634 and 79,169,019 shares authorized, 9,918,759 and 9,994,066 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$100,000	$100,000
Class I common shares, $0.01 par value per share, 78,506,634 and 79,169,019 shares authorized, 5,709,656 and 5,759,806 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	57,000	58,000
Class S common shares, $0.01 par value per share, 78,506,634 and 79,169,019 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class D common shares, $0.01 par value per share, 78,506,634 and 79,169,019 shares authorized, 296,458 and 68,911 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,000	1,000
Class ER-A common shares, $0.01 par value per share, 3,619,254 and 3,663,004 shares authorized, 431,693 and 190,511 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4,000	2,000
Class ER-I common shares, $0.01 par value per share, 3,619,254 and 3,663,004 shares authorized, 939,251 and 843,290 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9,000	9,000
Class ER-S common shares, $0.01 par value per share, 3,619,254 and 3,663,004 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class ER-D common shares, $0.01 par value per share, 3,619,254 and 3,663,004 shares authorized, 46,931 and 39,991 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,000	-
Additional paid-in capital	451,109,000	438,896,000
Cumulative distributions in excess of net income	(137,886,000)	(110,795,000)
Accumulated other comprehensive (loss)	77,000	(290,000)
Total shareholders’ equity	313,474,000	327,981,000
Noncontrolling interests in operating partnership	413,794,000	192,813,000
Total equity	727,268,000	520,794,000
TOTAL LIABILITIES AND EQUITY	$1,731,240,000	$1,239,651,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$30,175,000	$21,759,000	$79,165,000	$65,603,000
Interest income on notes receivable from affiliates	1,344,000	1,178,000	3,680,000	3,783,000
Other	88,000	55,000	256,000	111,000
Total revenues	31,607,000	22,992,000	83,101,000	69,497,000

Operating Expenses
Property operating expenses	3,583,000	2,519,000	9,928,000	8,329,000
Management fees to affiliates	886,000	40,000	2,201,000	560,000
General and administrative expenses	568,000	364,000	1,603,000	1,102,000
Depreciation and amortization	16,587,000	11,066,000	40,937,000	33,110,000
Provisions for impairment	-	-	1,890,000	-
Total operating expenses	21,624,000	13,989,000	56,559,000	43,101,000

(Loss) gain on sales of real estate, net	(902,000)	-	(902,000)	5,184,000

Income from Operations	9,081,000	9,003,000	25,640,000	31,580,000

Other Income (Expense)
Interest expense	(13,658,000)	(9,450,000)	(34,120,000)	(27,990,000)
Interest income	9,000	4,000	31,000	14,000
Total other income (expense)	(13,649,000)	(9,446,000)	(34,089,000)	(27,976,000)

Net (loss) income	(4,568,000)	(443,000)	(8,449,000)	3,604,000

Net loss (income) attributable to noncontrolling interests	2,151,000	154,000	3,672,000	(1,281,000)

Net (loss) income attributable to common shareholders	$(2,417,000)	$(289,000)	$(4,777,000)	$2,323,000

Net (loss) income per common share attributable to common shareholders, basic	$(0.14)	$(0.02)	$(0.28)	$0.14
Net (loss) income per common share attributable to common shareholders, diluted	$(0.14)	$(0.02)	$(0.28)	$0.14

Weighted average number of common shares outstanding, basic	17,265,206	16,621,322	17,086,441	16,586,493
Weighted average number of common shares outstanding, diluted	26,435,734	25,878,464	26,288,700	25,738,888

Other comprehensive loss (income):
Net (loss) income	$(4,568,000)	$(443,000)	$(8,449,000)	$3,604,000
Other comprehensive income (loss) - unrealized gain (loss) on change in fair value of cash flow hedges	205,000	11,000	608,000	(382,000)
Comprehensive (loss) income	(4,363,000)	(432,000)	(7,841,000)	3,222,000
Comprehensive loss (income) attributable to noncontrolling interests	2,047,000	150,000	3,431,000	(1,146,000)
Comprehensive (loss) income attributable to common shareholders	$(2,316,000)	$(282,000)	$(4,410,000)	$2,076,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2026

(Unaudited)

										Cumulative	Accumulated		Noncontrolling
	Par Value								Additional	distributions	other	Total	interests
	Class	Class	Class	Class	Class	Class	Class	Class	paid-in	in excess	comprehensive	shareholders'	operating	Total
	A	I	S	D	ER-A	ER-I	ER-S	ER-D	capital	of net income	(loss) income	equity	partnership	equity
Balance, December 31, 2025	$100,000	$58,000	$-	$1,000	$2,000	$9,000	$-	$-	$438,896,000	$(110,795,000)	$(290,000)	$327,981,000	$192,813,000	$520,794,000
Net (loss)	-	-	-	-	-	-	-	-	-	(152,000)	-	(152,000)	(86,000)	(238,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	135,000	135,000	50,000	185,000
Issuance of common shares	1,000	1,000	-	-	1,000	-	-	-	9,779,000	-	-	9,782,000	-	9,782,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,305,000	-	-	1,305,000	-	1,305,000
Repurchase of common shares	(1,000)	(1,000)	-	-	-	-	-	-	(6,069,000)	-	-	(6,071,000)	-	(6,071,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	71,387,000	71,387,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	635,000	-	-	635,000	(635,000)	-
Offering costs	-	-	-	-	-	-	-	-	(460,000)	-	-	(460,000)	-	(460,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,368,000)	-	(7,368,000)	(4,065,000)	(11,433,000)
Balance, March 31, 2026	$100,000	$58,000	$-	$1,000	$3,000	$9,000	$-	$-	$444,086,000	$(118,315,000)	$(155,000)	$325,787,000	$259,464,000	$585,251,000
Net (loss)	-	-	-	-	-	-	-	-	-	(2,208,000)	-	(2,208,000)	(1,435,000)	(3,643,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	131,000	131,000	87,000	218,000
Issuance of common shares	2,000	-	-	1,000	1,000	-	-	1,000	14,608,000	-	-	14,613,000	-	14,613,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,291,000	-	-	1,291,000	-	1,291,000
Repurchase of common shares	(2,000)	(1,000)	-	-	-	-	-	-	(9,220,000)	-	-	(9,223,000)	-	(9,223,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	90,524,000	90,524,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	1,005,000	-	-	1,005,000	(1,005,000)	-
Offering costs	-	-	-	-	-	-	-	-	(687,000)	-	-	(687,000)	-	(687,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,436,000)	-	(7,436,000)	(5,060,000)	(12,496,000)
Balance, June 30, 2026	$100,000	$57,000	$-	$2,000	$4,000	$9,000	$-	$1,000	$451,083,000	$(127,959,000)	$(24,000)	$323,273,000	$342,575,000	$665,848,000
Net (loss)	-	-	-	-	-	-	-	-	-	(2,417,000)	-	(2,417,000)	(2,151,000)	(4,568,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	101,000	101,000	104,000	205,000
Issuance of common shares	1,000	1,000	-	1,000	-	-	-	-	5,761,000	-	-	5,764,000	-	5,764,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,340,000	-	-	1,340,000	-	1,340,000
Repurchase of common shares	(1,000)	(1,000)	-	-	-	-	-	-	(7,686,000)	-	-	(7,688,000)	-	(7,688,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	80,872,000	80,872,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	807,000	-	-	807,000	(807,000)	-
Offering costs	-	-	-	-	-	-	-	-	(196,000)	-	-	(196,000)	-	(196,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,510,000)	-	(7,510,000)	(6,799,000)	(14,309,000)
Balance, September 30, 2026	$100,000	$57,000	$-	$3,000	$4,000	$9,000	$-	$1,000	$451,109,000	$(137,886,000)	$77,000	$313,474,000	$413,794,000	$727,268,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Equity

Nine months ended September 30, 2025

(Unaudited)

										Cumulative	Accumulated		Noncontrolling
									Additional	distributions	other	Total	interests
	Par Value								paid-in	in excess	comprehensive	shareholders'	operating	Total
	Class A	Class I	Class S	Class D	Class ER-A	Class ER-I (a)	Class ER-S	Class ER-D	capital	of net income	(loss)	equity	partnership	equity
Balance, December 31, 2024	$103,000	$60,000	$-	$-	$-	$3,000	$-	$-	$429,528,000	$(83,740,000)	$(56,000)	$345,898,000	$199,881,000	$545,779,000
Net (loss)	-	-	-	-	-	-	-	-	-	(400,000)	-	(400,000)	(217,000)	(617,000)
Unrealized (loss) on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(174,000)	(174,000)	(93,000)	(267,000)
Issuance of common shares	1,000	1,000	-	-	-	2,000	-	-	11,276,000	-	-	11,280,000	-	11,280,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-	-	1,220,000	-	-	1,220,000	-	1,220,000
Repurchase of common shares	(1,000)	(2,000)	-	-	-	-	-	-	(10,260,000)	-	-	(10,263,000)	-	(10,263,000)
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	604,000	-	-	604,000	(604,000)	-
Offering costs	-	-	-	-	-	-	-	-	(582,000)	-	-	(582,000)	-	(582,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,183,000)	-	(7,183,000)	(3,862,000)	(11,045,000)
Balance, March 31, 2025	$103,000	$59,000	$-	$-	$-	$5,000	$-	$-	$431,786,000	$(91,323,000)	$(230,000)	$340,400,000	$195,105,000	$535,505,000
Net (loss)	-	-	-	-	-	-	-	-	-	3,012,000	-	3,012,000	1,652,000	4,664,000
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	(80,000)	(80,000)	(46,000)	(126,000)
Issuance of common shares	1,000	1,000	-	-	-	3,000	-	-	11,529,000	-	-	11,534,000	-	11,534,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-		1,234,000	-		1,234,000	-	1,234,000
Repurchase of common shares	(2,000)	(1,000)	-	-	-	-	-	-	(8,947,000)	-	-	(8,950,000)	-	(8,950,000)
Issuance of OP Units	-	-	-	-	-	-	-	-	-	-	-	-	9,455,000	9,455,000
Conversion of OP Units to common shares	-	-	-	-	-	-	-		182,000	-	-	182,000	(182,000)	-
Offering costs	-	-	-	-	-	-	-	-	(628,000)	-	-	(628,000)	(94,000)	(722,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,228,000)	-	(7,228,000)	(3,984,000)	(11,212,000)
Balance, June 30, 2025	$102,000	$59,000	$-	$-	$-	$8,000	$-	$-	$435,156,000	$(95,539,000)	$(310,000)	$339,476,000	$201,906,000	$541,382,000
Net (loss)	-	-	-	-	-	-	-	-	-	(289,000)	-	(289,000)	(154,000)	(443,000)
Unrealized gain on change in fair value of cash flow hedges	-	-	-	-	-	-	-	-	-	-	7,000	7,000	4,000	11,000
Issuance of common shares	-	1,000	-	-	1,000	-	-	-	8,505,000	-	-	8,507,000	-	8,507,000
Issuance of common shares under DRIP	-	-	-	-	-	-	-		1,245,000	-	-	1,245,000	-	1,245,000
Repurchase of common shares	(2,000)	(2,000)	-	-	-	-	-	-	(9,312,000)	-	-	(9,316,000)	-	(9,316,000)
Conversion of OP Units to common shares	-	-	-	-	-	-	-	-	831,000	-	-	831,000	(831,000)	-
Offering costs	-	-	-	-	-	-	-	-	(358,000)	-	-	(358,000)	-	(358,000)
Distributions	-	-	-	-	-	-	-	-	-	(7,235,000)	-	(7,235,000)	(3,986,000)	(11,221,000)
Balance, September 30, 2025	$100,000	$58,000	$-	$-	$1,000	$8,000	$-	$-	$436,067,000	$(103,063,000)	$(303,000)	$332,868,000	$196,939,000	$529,807,000

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,449,000)	$3,604,000
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation and amortization	40,937,000	33,110,000
Provisions for impairment	1,890,000	-
Loss (gain) on sales of real estate, net	902,000	(5,184,000)
Amortization of deferred rent receivables/liabilities, net	(738,000)	(653,000)
Amortization of above/below-market lease intangibles, net	(1,892,000)	(1,871,000)
Amortization of assumed below/above-market debt discount/premium, net	4,276,000	3,650,000
Amortization of lease incentives	212,000	202,000
Amortization of deferred financing costs	1,011,000	528,000
Amortization of deferred ground rent	121,000	121,000
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(2,142,000)	254,000
Other assets	(619,000)	(1,160,000)
Due from affiliates	209,000	53,000
Accounts payable, accrued expenses and other liabilities	4,139,000	771,000
Due to affiliates	685,000	(691,000)
Net cash provided by operating activities	40,542,000	32,734,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(6,551,000)	(39,730,000)
Proceeds from sale of real estate	4,712,000	29,171,000
Improvements of real estate	(281,000)	(668,000)
Advances on RSLCA notes receivable from affiliated party	(94,853,000)	(91,948,000)
Repayments on RSLCA notes receivable from affiliated party	90,241,000	99,081,000
Net cash used in investing activities	(6,732,000)	(4,094,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	28,654,000	28,226,000
Offering costs from issuance of common shares	(1,343,000)	(1,568,000)
Repurchases of common shares	(22,982,000)	(28,529,000)
Proceeds from issuance of noncontrolling interests	9,084,000	-
Proceeds from reserves due to affiliates upon assumption of loans payable in conjunction with acquisition of real estate	3,390,000	-
Repayments of reserves due to affiliates upon assumption of loans payable in conjunction with acquisition of real estate	(2,610,000)	-
Offering costs from issuance of noncontrolling interests	-	(94,000)
Proceeds from pending trade deposits	829,000	795,000
Repayments of mortgage loans payable	(138,135,000)	(49,939,000)
Proceeds from revolving credit facilities	138,135,000	49,939,000
Payments of financing costs	(5,733,000)	(394,000)
Common shares distributions	(18,764,000)	(18,332,000)
Noncontrolling interests distributions	(14,413,000)	(11,374,000)
Net cash used in financing activities	(23,888,000)	(31,270,000)

Net increase / (decrease) in cash, cash equivalents and restricted cash	9,922,000	(2,630,000)
Cash, cash equivalents and restricted cash at beginning of year	21,499,000	21,268,000
Cash, cash equivalents and restricted cash at end of period	$31,421,000	$18,638,000

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$13,852,000	$7,287,000
Restricted cash	17,569,000	11,351,000
Cash, cash equivalents and restricted cash at end of period	$31,421,000	$18,638,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,706,000	$23,911,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$4,902,000	$3,760,000
Distributions reinvested into common shares	$3,936,000	$3,699,000
Conversion of OP Units to common shares	$2,447,000	$1,617,000
Recognition of guaranty receivable and liability	$2,428,000	$2,378,000
Issuance of noncontrolling interests in conjunction with the acquisition of real estate	$233,699,000	$9,455,000
Assumption of mortgage loans payable in conjunction with the acquisition of real estate	$282,024,000	$-

See accompanying notes to condensed consolidated financial statements.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

Note 1. Business and Organization

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust (the “Trust” or the “Company”), is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through its operating partnership, ExchangeRight Income Fund Operating Partnership, LP, a Delaware limited partnership of which the Company is the sole general partner (the “Operating Partnership”) owned 475 properties in 39 states (collectively, the “Trust Properties”) as of September 30, 2026. The Trust Properties are occupied by 44 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

The Company has elected and is qualified to be taxed as a real estate investment trust (“REIT”) for United States of America (“U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2019. The Company is the sole general partner and a limited partner of the Operating Partnership which was formed on January 9, 2019. Substantially all of the Company’s business is conducted through the Operating Partnership. The Trust Properties are owned and controlled by the Company and are managed by ER Net Leased Property Management, LLC (the “Property Manager”) and ER Net Leased Asset Management, LLC (the “Asset Manager”), which are both wholly-owned subsidiaries of ExchangeRight, pursuant to executed property management and asset management agreements with each respective entity.

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

Quarter Ended September 30, 2026

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, all of which are consolidated in accordance with GAAP. The Operating Partnership meets the criteria of a VIE as its limited partners, as a group, lack the power to make decisions about the activities that significantly impact the performance of the Operating Partnership. ExchangeRight, its related party group, and the Company, as a whole, have the characteristics of the primary beneficiary as they collectively have the power and benefits of the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company does not have any significant operations or, apart from our interest in the Operating Partnership, any significant assets. As such, the Operating Partnership is consolidated in the Company’s consolidated financial statements. The assets and liabilities of the Operating Partnership are reflected in the total assets and liabilities of the Company on the consolidated balance sheet as the Operating Partnership’s assets can only be used to settle the obligations of the Operating Partnership.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days. The Company did not have any cash equivalents as of September 30, 2026.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Restricted cash was $17.6 million as of September 30, 2026, and represents funds held in reserve by lenders to cover real estate taxes, insurance, repairs, tenant improvements, and leasing commissions of the underlying properties collateralized by the respective loan.

Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

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

Note 3. Investments in Real Estate

The Company acquires, owns, and manages primarily single-tenant, investment-grade net-leased real estate. The Company owned 475 properties in 39 states as of September 30, 2026. As of September 30, 2026, the Company’s portfolio was 98.4% leased and is occupied by 44 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term.

Real estate activity for the nine months ended September 30, 2026 is composed of the following:

Cost
Balance - beginning of year	$1,206,716,000
Acquisitions (a)	471,536,000
Dispositions	(1,690,000)
Improvements	281,000
Provisions for impairment	(1,783,000)
Balance - end of period	$1,675,060,000

Accumulated depreciation
Balance - beginning of year	$(115,945,000)
Depreciation expense	(27,250,000)
Dispositions	239,000
Balance - end of period	$(142,956,000)

Net book value - end of period	$1,532,104,000

(a)
Excludes amounts recorded as intangible lease assets and liabilities in connection with the allocation of the purchase price of acquired properties accounted for as asset acquisitions.

Acquisitions

During the nine months ended September 30, 2026, the Company, through the Operating Partnership, acquired the following properties via merger agreements with DSTs that were previously managed by the Sponsor on behalf of its investors:

			Mortgage assumption
Date	Properties Acquired	Acquisition relative fair value	Contractual amount		Fixed interest rate	Maturity date
March 20, 2026	16	$68,364,000	$38,457,000		4.20%	March 2028
March 26, 2026	23	$90,886,000	$51,435,000		4.42%	September 2028
June 11, 2026	12	$55,740,000	$20,000,000	(a)	2.90%	June 2026
June 25, 2026	28	$118,217,000	$68,800,000	(a)	3.52%	September 2026
July 30, 2026	21	$91,688,000	$52,282,000		4.63%	January 2029
August 5, 2026	18	$90,828,000	$51,050,000		4.34%	May 2029

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

(a) Upon assumption of the mortgages on the date of acquisition, the Company repaid these mortgage loans payable utilizing proceeds from borrowings on its revolving lines of credit.

There were no acquisition fees related to these property acquisitions.

During the nine months ended September 30, 2026, the Company acquired three properties from unaffiliated entities for a total purchase price of $6.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on each of these property acquisitions to ExchangeRight at the time of the acquisition totaling $66,000 (see Note 10. Related and Affiliated Party Transactions for further details).

An allocation of the acquisition purchase price relative fair value, including acquisition costs, for all acquisitions during the nine months ended September 30, 2026 is as follows:

Land	$93,708,000
Building	352,733,000
Building and site improvements	25,095,000
Lease in-place intangible assets	44,679,000
Lease above-market intangible assets	2,988,000
Below-market debt	8,223,000
527,426,000
Liabilities assumed:
Lease below-market intangible liabilities	(5,152,000)
Purchase price relative fair value (including acquisition costs) (a)	$522,274,000

(a) Includes the assumption of $282.0 million of contractual mortgage debt on certain properties that were acquired via merger agreements with DSTs that were previously managed by the Sponsor.

Dispositions

During the nine months ended September 30, 2026, the Company sold three properties for cash to unaffiliated entities for $5.1 million, recognizing a loss of $0.9 million which is included in loss on sale on the condensed consolidated statements of operations and comprehensive (loss) income. Two of these properties were previously included in the assets related to real estate held for sale on the Company’s consolidated balance sheet.

Properties Held for Sale

The Company previously entered into separate sales contracts with individual third-parties to sell four of its properties, two of which were sold during the nine months ended September 30, 2026. In connection with the execution of these contracts, the Company recorded the assets associated with these properties at the lower of (a) cost or (b) fair value less estimated costs to sell, which resulted in impairment charges during the year ended December 31, 2025, totaling $2.0 million related to three of the four properties. Further, upon the sale of one of the properties the Company recorded an additional impairment charge of $0.1 million during the nine months ended September 30, 2026 as the actual closing costs for this property were higher than estimated in December 2025. The carrying value of the fourth property in which the Company entered into a sales contract was below its fair value, therefore no impairment charge was recorded.

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

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

Revenues

Substantially all of the Company’s tenants are subject to net-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance, and maintenance. In addition, certain of the Company’s tenants are subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. In addition, certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. The Company recorded no percentage rent revenue for the three and nine months ended September 30, 2026 and 2025. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases.

All lease-related income is reported as a single line item, rental revenue, in the condensed consolidated statements of operations and comprehensive (loss) income. Rental revenue for the three and nine months ended September 30, 2026 and September 30, 2025 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base rents	$25,427,000	$18,808,000	$65,763,000	$56,136,000
Tenant reimbursables	2,880,000	2,098,000	7,869,000	6,943,000
Straight-line rent adjustments	246,000	218,000	739,000	653,000
Above/below market lease amortization, net	697,000	635,000	1,892,000	1,871,000
Lease termination income	925,000	-	2,902,000	-
Total rental revenue	$30,175,000	$21,759,000	$79,165,000	$65,603,000

Concentration of Credit Risk

As of September 30, 2026, the Company’s portfolio is occupied by 44 different primarily national investment-grade necessity-based tenants, and is additionally diversified by industry, geographic region, and lease term. The following tenants contributed more than 10% of contractual base rents during the nine months ended September 30, 2026:

Tenant	% of total base rents
Walgreens	18.8%
Dollar General	15.1%

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

The ExchangeRight Mezz Loans are secured by interests in an affiliated party that indirectly owns net-leased necessity-based properties similar to the Company’s acquired properties, as well as a pledge agreement and subordination agreement provided by ExchangeRight. As a result, the risk profile of an investment in these notes is intended to be similar to ownership of the Company’s acquired properties while providing liquidity and an enhanced risk-adjusted return over investments with similar

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

liquidity. The Company’s investment in the RSLCA notes receivable are held at amortized cost and totaled $25.6 million as of September 30, 2026.

Notes Receivable from Affiliated Parties

Since November 2022, the Company, as lender, has entered into four real estate notes with various net-leased DSTs owned by ExchangeRight as of the issuance date. The below table details the issuance date, maturity date, interest rate, and the Company’s outstanding note receivable under each of these agreements as of September 30, 2026, which is included in notes receivable from affiliates in the condensed consolidated balance sheet:

Note receivable	Issuance	Maturity	Interest	September 30, 2026
from affiliated parties (a)	date	date	rate
Real estate note	8/25/2022	8/25/2027	6.00%	$3,610,000
Junior unsecured line of credit	11/18/2022	11/18/2027	7.25%	2,410,000
Real estate note	11/7/2024	12/1/2028	5.80%	14,234,000
Real estate note	11/8/2024	12/1/2026	5.16%	1,146,000
				$21,400,000

(a) Each note receivable is secured by properties in net-leased DSTs managed by ExchangeRight.

Under these real estate notes, the Company earned $0.3 million and $0.9 million in interest income during the three and nine months ended September 30, 2026, respectively. The Company earned $0.3 million and $0.9 million during the three and nine months ended September 30, 2025, respectively. Additionally, the Company had $0.1 million in interest income receivable in relation to these real estate notes as of September 30, 2026.

Note 5. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of September 30, 2026:

	September 30, 2026
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
In-place leases	$151,318,000	$(65,043,000)	$86,275,000	6.1
Above-market leases	7,577,000	(2,624,000)	4,953,000	6.6
Total intangible lease assets, net	$158,895,000	$(67,667,000)	$91,228,000

Below-market leases	$40,358,000	$(15,640,000)	$24,718,000	10.2

The Company records net amortization of above-market and below-market lease intangibles to rental revenue and records amortization of in-place lease assets to depreciation and amortization expense. Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net adjustment to rental revenue	$697,000	$635,000	$1,892,000	$1,871,000

Amortization of in-place leases	$6,027,000	$3,185,000	$13,558,000	$9,654,000

The estimated future amortization of lease assets to amortization expense and the amortization of above-market and below-market lease intangibles to rental revenue as of September 30, 2026 are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

	Amortization	Rental revenue
	In-place	Above-market	Below-market
	lease assets	leases	leases	Total
Remainder of 2026	$6,000,000	$(278,000)	$930,000	$652,000
2027	21,574,000	(1,033,000)	3,351,000	2,318,000
2028	16,903,000	(899,000)	3,080,000	2,181,000
2029	12,343,000	(760,000)	2,831,000	2,071,000
2030	8,053,000	(597,000)	2,602,000	2,005,000
Thereafter	21,402,000	(1,386,000)	11,924,000	10,538,000
Total	$86,275,000	$(4,953,000)	$24,718,000	$19,765,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed-rate mortgage loans payable, delayed draw term loan facility, and revolving credit facility, which were determined to be Level 3 within the valuation hierarchy, were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2026, the aggregate fair value of the Company’s fixed-rate mortgage loans payable were $640.1 million and the aggregate carrying value of the Company’s fixed-rate mortgage loans payable were $654.9 million. As of September 30, 2026, the aggregate fair value of the Company’s delayed draw term loan facility and revolving credit facility approximated its carrying value.

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

Derivative Financial Instrument

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive (loss) income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. During the next twelve months, the Company estimates that an additional $76,000 will be reclassified as a reduction to interest expense.

The Company, through the Operating Partnership, entered into a five-year swap agreement on February 8, 2023 to fix Secured Overnight Financing Rate (“SOFR”) debt, resulting in an all-in fixed rate of 5.80% relating to a $26.9 million mortgage loan, effective as of February 9, 2023. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of the acquisition date as a cash flow hedge. The swap agreement matures on February 1, 2028. The derivative instrument qualified as a cash flow hedge for the nine months ended September 30, 2026.

The following is a summary of the derivative financial instrument attributes held by the Company at September 30, 2026:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	amount	value	date	location
Qualifying	Interest rate swap	1	$26,900,000	$159,000	February 2028	Other assets

The valuation of the asset for the Company’s interest rate swap, which is measured on a recurring basis, was determined to be Level 2 within the valuation hierarchy and was based on independent values provided by a financial instrument valuation specialist. Such valuation was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative. The analysis reflects the contractual term of the swap, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2026, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreement and, as a result, the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and were considered nonrecourse debt with limited customary exceptions at the time of loan origination. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of September 30, 2026. Fixed-rate mortgage loans payable are composed of the following as of September 30, 2026:

			September 30, 2026
		Maturity	Balance	Contractual
Description (a)	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	12/2026	$28,110,000	4.06%
Fixed-rate mortgage (b)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	3/2028	38,457,000	4.20%
Fixed-rate mortgage	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	9/2028	51,435,000	4.42%
Fixed-rate mortgage	Interest-only	1/2029	52,282,000	4.63%
Fixed-rate mortgage	Interest-only	5/2029	51,050,000	4.34%
Fixed-rate mortgage	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$669,882,000	4.31%	(d)
Unamortized issuance costs, net			(475,000)
Unamortized below market debt discount, net			(14,538,000)
			$654,869,000

(a)
Fixed-rate mortgages are now recourse loans pursuant to their pre-defined loan terms, unless otherwise noted.
(b)
Fixed-rate mortgage is a nonrecourse loan pursuant to its pre-defined loan terms.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

(c)
Mortgage bears interest at a variable-rate of 1.70% in excess of SOFR and concurrent with the closing of the mortgage, the Company entered into an interest rate swap agreement which effectively converted the variable-rate mortgage to a fixed-rate mortgage. Accordingly, this mortgage has been presented as a fixed-rate mortgage.
(d)
The weighted average effective interest rate on mortgage loans payable was 5.20% as of September 30, 2026.

During the nine months ended September 30, 2026, the Company repaid the following mortgage loans by their contractual maturity dates:

Mortgage	Contractual
Loan Repaid	Maturity Date
$24,850,000	May 2026
$20,000,000	June 2026
$68,800,000	June 2026
$24,485,000	September 2026

Revolving Lines of Credit and Delayed Draw Term Loan Facility

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

The Operating Partnership has the option to select loans under the Revolving Credit Facility and DDTL Facility as either a (i) base rate loan, (ii) term Secured Overnight Financing Rate (“SOFR”) loan (with a one, three or six months tenor), or (iii) daily simple SOFR loan (as in effect from time to time), each of which is subject to an applicable margin that varies based on a ratio of the total indebtedness and total asset value of the Company as defined in the agreement. Interest on base rate loans and daily simple SOFR loans shall be payable monthly in arrears on the first day of each month. Interest on term SOFR loans will be payable at the end of each interest period, and in the case of interest periods longer than three months, quarterly. The entire outstanding principal indebtedness of the Operating Partnership under the Amended and Restated Credit Agreement and any accrued interest thereon will be due and payable on April 15, 2029. The Operating Partnership is also required to pay an unused commitment fee on the difference between committed amounts under the Revolving Credit Facility and the amounts actually used under the Revolving Credit Facility, which is (i) 0.25% per annum when usage of the Revolving Credit Facility is less than or equal to 50%, and (ii) 0.15% per annum when usage of the Revolving Credit Facility is greater than 50%. The credit facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company is in compliance with all financial covenants. As of September 30, 2026, the Company has borrowed $295.5 million under the DDTL Facility with an interest rate of 5.97% and the Company had not drawn any amount under the Revolving Credit Facility. As of September 30, 2026, the Company had $4.0 million of unamortized deferred financing costs associated with the DDTL facility, which is included in term loan facility, net on the Company’s Condensed Consolidated Balance Sheet and $1.8 million in unamortized deferred financing costs associated with the Revolving Credit Facility, which is included in other assets on the Company’s Condensed Consolidated Balance Sheet.

Scheduled Principal Payments

Scheduled principal payments on the Company’s outstanding mortgage loans payable, term loans, and revolving credit facility as of September 30, 2026 are as follows:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

	Mortgage loans payable	Delayed draw
Year	balloon payments	term loan facility	Total
Remainder of 2026	$28,110,000	$-	$28,110,000
2027	134,223,000	-	134,223,000
2028	272,479,000	-	272,479,000
2029	197,506,000	295,538,000	493,044,000
2030	-	-	-
Thereafter	37,564,000	-	37,564,000
	$669,882,000	$295,538,000	$965,420,000

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

Quarter Ended September 30, 2026

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

Private Offering

The Company is currently conducting a private placement offering on a continuous basis of up to $2.165 billion of Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares (the “Private Offering”). The Trustee may increase the maximum offering amount of the Private Offering as long as it is anticipated to be accretive to the Company’s shareholders, in the Trustee’s sole discretion. A wholly-owned subsidiary of the Sponsor, ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2026 and December 31, 2025, which were purchased on the same terms as those available to the other investors at acquisition. The following table provides a summary of the Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares offering prices in effect for the nine months ended September 30, 2026:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2026 through February 3, 2026	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29
February 4, 2026 through April 27, 2026	$27.46	$29.20	$27.46	$28.46	$27.46	$29.20	$27.46	$28.46
April 28, 2026 through July 21, 2026	$27.58	$29.32	$27.58	$28.58	$27.58	$29.32	$27.58	$28.58
July 22, 2026 through September 30, 2026	$27.63	$29.38	$27.63	$28.63	$27.63	$29.38	$27.63	$28.63

The following table provides a reconciliation of the Class I Common Share, Class A Common Share, Class S Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, Class ER-S Common Share, and Class ER-D Common Share activity for the nine months ended September 30, 2026:

	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
December 31, 2025	5,759,806	9,994,066	68,911	-	843,290	190,511	39,991	-
Issuance of common shares	40,261	131,360	48,414	-	40,251	79,968	3,663	-
Issuance of common shares under DRIP	25,135	22,473	491	-	-	-	-	-
Repurchase of common shares	(114,002)	(109,698)	-	-	-	-	-	-
Conversion of OP Units to common shares	23,399	-	-	-	-	-	-	-
March 31, 2026	5,734,599	10,038,201	117,816	-	883,541	270,479	43,654	-
Issuance of common shares	40,445	173,168	97,435	-	55,710	140,609	3,277	-
Issuance of common shares under DRIP	25,263	21,508	577	-	-	-	-	-
Repurchase of common shares	(135,602)	(204,906)	-	-	-	-	-	-
Conversion of OP Units to common shares	37,040	-	-	-	-	-	-	-
June 30, 2026	5,701,745	10,027,971	215,828	-	939,251	411,088	46,931	-
Issuance of common shares	44,235	59,199	79,686	-	-	20,605	-	-
Issuance of common shares under DRIP	25,991	22,096	944	-	-	-	-	-
Repurchase of common shares	(91,627)	(190,507)	-	-	-	-	-	-
Conversion of OP Units to common shares	29,312	-	-	-	-	-	-	-
September 30, 2026	5,709,656	9,918,759	296,458	-	939,251	431,693	46,931	-

The following table provides a reconciliation of the Class I Common Share, Class A Common Share, Class S Common Share, and Class ER Common Share activity for the nine months ended September 30, 2025:

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

	Class I	Class A	Class D	Class S	Class ER-I (a)	Class ER-A	Class ER-D	Class ER-S
December 31, 2024	5,981,146	10,322,475	-	-	258,454	-	-	-
Issuance of common shares	107,906	27,601	-	-	259,866	-	-	-
Issuance of common shares under DRIP	23,722	21,365	-	-	-	-	-	-
Repurchase of common shares	(267,003)	(118,678)	-	-	-	-	-	-
Conversion of OP Units to common shares	22,718	-	-	-	-	-	-	-
March 31, 2025	5,868,489	10,252,763	-	-	518,320	-	-	-
Issuance of common shares	85,272	80,596	-	-	236,597	-	-	-
Issuance of common shares under DRIP	24,437	21,112	-	-	-	-	-	-
Repurchase of common shares	(129,331)	(200,897)	-	-	-	-	-	-
Conversion of OP Units to common shares	6,848	-	-	-	-	-	-	-
June 30, 2025	5,855,715	10,153,574	-	-	754,917	-	-	-
Issuance of common shares	63,425	21,141	26,684	-	69,989	100,665	-	20,504
Issuance of common shares under DRIP	25,029	21,150	-	-	-	-	-	-
Repurchase of common shares	(162,590)	(184,113)	-	-	-	-	-	-
Conversion of OP Units to common shares	30,859	-	-	-	-	-	-	-
September 30, 2025	5,812,438	10,011,752	26,684	-	824,906	100,665	-	20,504

(a) On June 10, 2025, pursuant to the Third Amended and Restated Declaration of Trust of the Company, the Company renamed the Class ER Common Shares as Class ER-I Common Shares.

Common Share Repurchase Program

The Company has adopted a share repurchase program whereby, subject to certain limitations, holders of the Class I Common Shares, Class A Common Shares, Class D Common Shares, and Class S Common Shares may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares, and Class ER-D Common Shares are not eligible for repurchase under the share repurchase program. Shareholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program and the authorization of the Trustee. Holders of shares may request that the Company repurchase shares in an amount not to exceed five percent (5.0%) per fiscal year of the Company’s issued and outstanding shares, or as approved by the Trustee. The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under its share repurchase program, or none at all, at the Company’s full discretion. The Company also has no obligation to repurchase shares if the redemption would violate the applicable restrictions on distributions under Maryland law, which prohibits distributions that would cause the Company to fail to meet statutory tests of solvency. The Trustee may modify, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. The 600,000 Class I Common Shares owned by ExchangeRight Income Fund GP, LLC are restricted to redemption and therefore not subject to the share repurchase program. During the three months ended September 30, 2026, the Company repurchased 91,627 Class I Common Shares and 190,507 Class A Common Shares totaling $7.7 million under the share repurchase program. During the nine months ended September 30, 2026, the Company repurchased 341,231 Class I Common Shares and 505,111 Class A Common Shares totaling $23.0 million under the share repurchase program. All redemption requests since inception have been fully satisfied.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain the Company’s status as a REIT. The Trustee has authorized, and the Company has declared, distributions through September 30, 2026. The distributions are payable on or around the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month.

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

The following table provides a summary of the monthly distributions declared per share for the nine months ended September 30, 2026:

	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
April	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
July	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$1.3041	$1.3041	$1.3041	$1.3041

Cumulative distributions relating to Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-D Common Shares, and Operating Partnership units (“OP Units”) totaling $4.9 million were declared but not yet paid as of September 30, 2026 and have been included in distributions payable in the accompanying condensed consolidated balance sheet. The unpaid distributions as of September 30, 2026 were paid in cash or reinvested in the Company’s common shares in October 2026.

Noncontrolling Interests

The Operating Partnership had 18,514,768 OP Units outstanding as of September 30, 2026. The holders of Class I OP Units, Class A 721 Common Units, and Class D Common Units have the right to cause their OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class I Common Shares (in the case of Class I and Class A 721 Common Units Units) or Class D Common Shares (in the case of Class D) of the Company, respectively, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all the Class I , Class A 721, and Class D Common Units tendered for redemption in the form of Class I Common Shares (in the case of Class I and Class A 721 Common Units) and Class D Common Shares (in the case of Class D Common Units), respectively. The holders of NLP Common Units do not have any current rights to convert their units into units of any other class or series of units of, or any other securities or partnership interests in, the Operating Partnership. Class I and Class A 721 OP Units totaling 29,312 and 89,751 were exchanged for the same number of Class I Common Shares during the three and nine months ended September 30, 2026, respectively. No Class D Common Units were exchanged for Class D Common Shares during the three and nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company, through the Operating Partnership, acquired 118 properties via six merger agreements with DSTs that were previously managed by the Sponsor on behalf of its investors and issued 9,344,239 OP units in conjunction with these acquisitions.

Note 10. Related and Affiliated Party Transactions

Revolving Line of Credit

On May 19, 2021, ExchangeRight entered into a secured revolving line of credit in which the Company has access to utilize available capacity under this secured revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2026, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $45.2 million outstanding under this revolving line of credit, resulting in $54.8 million available for borrowing by the Company and ExchangeRight as of September 30, 2026.

Acquisition Fee

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

Per the asset management agreement, the Company paid acquisition fees of 1.0% on property acquisitions during the nine months ended September 30, 2026 totaling $66,000 to ExchangeRight.

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

Offering costs of $0.1 million and $0.3 million were included in total equity for the three and nine months ended September 30, 2026, respectively, for which the Company was obligated to pay the Sponsor. In addition, Class A Common Shares, Class ER-I Common Shares, and Class ER-A Common Shares incur broker-dealer commissions as an offering cost, a portion of which could be eligible to be earned by an affiliate of the Company. These net commissions totaled $0.1 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and were included in total equity.

Class I Common Share and Noncontrolling Interest Ownership Interests

ExchangeRight Income Fund GP, LLC, owned 600,000 Class I Common Shares as of September 30, 2026, which were purchased on the same terms as other investors at acquisition.

In addition, ExchangeRight has made a $2.0 million investment into OP Units on the same terms offered to OP Unit holders. ExchangeRight owns 77,308 OP Units as of September 30, 2026.

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

There was no performance participation earned or paid during the nine months ended September 30, 2026.

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

Quarter Ended September 30, 2026

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

Asset management and property management fees for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset management fees (a)	$605,000	$24,000	$1,474,000	$305,000
Property management fees (b)	$281,000	$16,000	$727,000	$255,000

(a)
Asset management fees are net of $0.1 million and $0.5 million for the three and nine months ended September 30, 2026, respectively and $0.5 million and $1.3 million for the three and nine months ended September 30, 2025, respectively in fees which were irrevocably waived by the asset manager.
(b)
Property management fees are net of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, in fees which were irrevocably waived by the property manager. No property management fees were waived for the three and nine months ended September 30, 2026.

Guaranties

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guarantees the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,672.7 million, although the master lease rental obligation will be terminated or eliminated in consolidation upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million and $30,000 under these guaranties during the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.1 million under these guaranties during the nine months ended September 30, 2026 and 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss) income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 25% to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $5.7 million as of September 30, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Note 11. Income (Loss) Per Share

Basic income (loss) earnings per share (“EPS”) is calculated by dividing net loss or earnings, as applicable, attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

participating securities, if applicable. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. OP Units are allocated income on the same basis as common shares of the Company. Class I OP Units and Class A 721 Common Units are convertible into Class I Common Shares of the Company on a 1:1 basis and Class NLP OP Units do not have any current rights to convert their units into units of any other class or series of units of, or any other securities or partnership interests in, the Company. Therefore, the result of an assumed conversion of the Class I OP Units and Class A 721 Common Units would have neither a dilutive nor anti-dilutive effect on earnings per share. Accordingly, basic income (loss) EPS is the same as diluted income (loss) EPS for the three and nine months ended September 30, 2026 and 2025. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net (loss) income attributable to common shareholders, basic	$(2,417,000)	$(289,000)	$(4,777,000)	$2,323,000
Net (loss) income attributable to Class I OP Units and Class A 721 Common Units	(1,292,000)	(154,000)	(2,572,000)	1,281,000
Net (loss) income attributable to common shareholders, diluted	$(3,709,000)	$(443,000)	$(7,349,000)	$3,604,000

Denominator
Weighted average number of common shares outstanding, basic	17,265,206	16,621,322	17,086,441	16,586,493
Weighted average number of common shares outstanding, diluted	26,435,734	25,878,464	26,288,700	25,738,888

Net (loss) income per common share attributable to common shareholders, basic	$(0.14)	$(0.02)	$(0.28)	$0.14
Net (loss) income per common share attributable to common shareholders, diluted	$(0.14)	$(0.02)	$(0.28)	$0.14

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

Common Share Activity

The Company issued the following shares from October 1, 2026 through the date of issuance of this report:

Share Class	Shares Issued
Class I (a)	18,443
Class A	53,201
Class D	33,027
Class ER-I	-
Class ER-A	471
Class ER-D	-

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

(a) Excludes the issuance of 50,438 OP Units that were exchanged for same number of Class I Common Shares discussed below.

The Company received gross proceeds totaling $2.8 million from the issuance of these common shares.

The Company repurchased 136,391 Class I Common Shares totaling $3.7 million and 195,286 Class A Common Shares totaling $5.4 million from October 1, 2026 through the date of this report. Additionally, 50,438 OP Units were exchanged for the same number of Class I Common Shares from October 1, 2026 through the issuance of this report.

The Company adjusted the offering price of its Class I Common Shares, Class A Common Shares, Class S Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, Class ER-S Common Shares and Class ER-D Common Shares effective October 22, 2026, as set forth in the table below.

	Offering price
Effective date	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
October 22, 2026	$27.72	$29.47	$28.73	$27.72	$27.72	$29.47	$28.73	$27.72

Noncontrolling Interests

On October 2, 2026, the Company entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 4, 2022 (as so amended, the “Partnership Agreement”), to classify and designate a new class of OP Units designated as Class T Common Units (the “Class T Common Units”). The Class T Common Units were created to facilitate the acquisition by the Operating Partnership of a net-leased property through the issuance of Class T Common Units as consideration for the acquisition of such property. The Class T Common Units entitle the holder to the rights of a common unit as provided in the Partnership Agreement and which corresponds to a Class D Common Share of beneficial interest, $0.01 par value per share of the Company. The holders of Class T OP Units have the right to cause their Class T OP Units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such OP Units in exchange for Class D Common Shares of the Company issuable on a 1:1 basis, subject to adjustment under certain circumstances. On October 2, 2026, the Company issued 1,817,421 Class T OP Units.

Real Estate Activity

On October 2, 2026, the Company, through the Operating Partnership, acquired one property from an unrelated third party. In connection with this acquisition, the Operating Partnership issued 1,817,421 OP Units and assumed a $136.8 million mortgage loan at a fixed rate of 4.04% which matures in October 2036. Per the asset management agreement, the Company paid an acquisition fee on this property acquisition totaling $1.9 million to ExchangeRight at the time of the acquisition.

On October 6, 2026, the Company, through the Operating Partnership, acquired 25 properties via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 3,269,453 OP Units and assumed a $86.0 million interest-only mortgage loan at a fixed rate of 3.453% which matures in January 2027. Upon the assumption of this mortgage loan, the Company repaid the $86.0 million with proceeds from its Revolving Credit Facility.

On October 8, 2026, the Company, through the Operating Partnership, acquired 27 properties via a merger agreement with a DST that was previously managed by the Sponsor on behalf of its investors. There were no acquisition fees related to this portfolio acquisition. In connection with this acquisition, the Operating Partnership issued 1,691,278 OP Units and assumed a $44.5 million interest-only mortgage loan at a fixed rate of 3.56% which matures in November 2026.Upon the assumption of this mortgage loan, the Company repaid the $44.5 million with proceeds from its Revolving Credit Facility.

From October 1, 2026 through the date of issuance of this report, the Operating Partnership has entered into an agreement with a certain DST of which ExchangeRight serves as the master lessee via a master lease agreement. In this guaranty agreement, the Operating Partnership is the guarantor on the master lease agreement entered into between the DST and ExchangeRight as the master lessee. The guaranty is for the full term of the master lease, which is 20 years. Under this guaranty, the Operating

ExchangeRight Income Fund

(d/b/a ExchangeRight Essential Income REIT)

Notes to Condensed Consolidated Financial Statements

Quarter Ended September 30, 2026

Partnership guarantees the payment of all obligations and liabilities of the master lessee as outlined in the master lease agreement. The maximum remaining contractual payments under this lease agreement totaled $164.8 million as of the date of this report, although the master lease rental obligations will be terminated upon a sale or merger of the DST. The Company has not been obligated to make any payments under this guaranty as of the date of issuance of this report.

Debt Activity

From October 1, 2026 through the date of this filing, the Company borrowed $130.5 million under its Facilities, which resulted in the Company borrowing the maximum capacity of $400.0 million under the DDTL Facility and net borrowings of $26.0 million under its Revolving Credit Facility. The $130.5 million of proceeds were used to repay (1) an $86.0 million mortgage loan assumed in connection with a portfolio acquisition on October 6, 2026 and (2) a $44.5 million mortgage loan assumed in connection with a portfolio acquisition on October 8, 2026.

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

Company Overview

ExchangeRight Income Fund, doing business as ExchangeRight Essential Income REIT, a Maryland statutory trust, is a self-administered real estate company, formed on January 11, 2019, focusing on investing in single-tenant, primarily investment-grade net-leased real estate. The Company, through the Operating Partnership, owned 475 properties in 39 states as of September 30, 2026. These properties were 98.4% leased as of September 30, 2026 and are occupied by 44 different primarily national investment-grade necessity-based tenants and are additionally diversified by industry, geographic region and lease term.

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

Recent Developments

During the nine months ended September 30, 2026, uncertainty in the global macroeconomic environment continued, driven by the conflict with Iran and the resulting general geopolitical instability in the Middle East, the effect these geopolitical conflicts and events have had on energy and commodity prices, inflationary expectations, and interest rates, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates moderated on a year-over-year basis during 2024 and 2025, consumer and producer inflation rates began to rise once again in March through May 2026, with the consumer price index peaking at 4.2% on a year-over-year basis, driven principally by increasing energy prices. During the third quarter of 2026, the CPI fell to 3.7% on a year-over-year basis as of September 2026, but persistently elevated energy prices continue to be the principal contributor to inflationary pressures, with energy prices rising 20.4% on a year-over-year basis as of September 30, 2026. This has resulted in debt yields and benchmark interest rate levels remaining at elevated levels during the third quarter of 2026, including the benchmark 10-year U.S. Treasury Note yield hovering around 5% and mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve raised the federal funds rate 25 basis points to 4.0% in September 2026, with many market analysts expecting one additional 25 basis point increase before year-end. Current analyst expectations regarding the pace of future rate increases moderate markedly in 2027.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2026. The Company has borrowed $295.5 million under its delayed draw term loan facility as of September 30, 2026, which is impacted by fluctuating interest rates as the interest on the term loan facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Highlights for the Nine Months Ended September 30, 2026

Operating Results

The September 2026 distribution marked the 91st consecutive month of providing stable distributions to our investors. We have increased the distribution we pay five times since our inception. The Company declared distributions totaling $38.2 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company’s cumulative inception-to-date cash flows from operating activities have funded 100% of our cumulative inception-to-date declared distributions. The Company’s current distributions represent a 6.27% annualized distribution rate, based on the $0.1449 per share distribution rate and $27.72 NAV per share as of September 30, 2026. The following table details the annualized distribution rate based on the $0.1449 per share distribution rate in effect as of September 30, 2026 and current offering price of the Company’s common shares:

	Class I	Class A	Class S	Class D	Class ER-I	Class ER-A	Class ER-S	Class ER-D
Offering price (effective October 22, 2026)	$27.72	$29.47	$28.73	$27.72	$27.72	$29.47	$28.73	$27.72
Annualized distribution rate (a)	6.27%	5.90%	5.20%	6.02%	6.27%	5.90%	5.20%	6.02%
Trailing 12 month total return (b)	8.42%	1.97%	n/a	8.17%	n/a	n/a	n/a	n/a
Three-year total annual return (b)	6.81%	4.42%	n/a	n/a	n/a	n/a	n/a	n/a
Inception-to-date total annual return (b)	8.46%	7.15%	n/a	n/a	n/a	n/a	n/a	n/a
(a)
The annualized distribution rate is calculated by the September 30, 2026 distribution rate in effect of $0.1449 per share divided by the offering price per share in connection with the Company’s September 30, 2026 NAV declaration less any dealer manager fees. The Company believes the annualized distribution rate is a useful measure of our overall investment performance.
(b)
Total return is calculated as the change in NAV per share at the end of the respective period versus the respective share class offering price per share at the beginning of the respective period plus any distributions per share declared during the period. The Company believes total return is a useful measure of the overall investment performance of our shares.

Leasing

The Company’s portfolio is 98.4% leased and its weighted average lease term as of September 30, 2026 is 5.3 years. The Company executed 38 lease renewals with 13 different tenants during the nine months ended September 30, 2026 with average new rents over rents prior to the renewal of 4.7% for the period.

Capital

On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an Amended and Restated Credit Agreement which provides the Company with senior secured credit facilities consisting of a revolving credit facility (the “Revolving Credit Facility”) in the initial maximum principal amount of $200,000,000 until April 15, 2029 and a delayed draw term loan facility (the “DDTL Facility,” and collectively with the Revolving Credit Facility, the “Facilities”) in the initial maximum principal amount of $400,000,000 pursuant to which delayed draw term loans may be borrowed through October 15, 2026. The Facilities may be increased up to a maximum principal amount of $1,000,000,000 through additional revolver loans or term loans, upon request of the Borrower, subject to, among other things, the receipt of commitments for the increased amount. The Amended and Restated Credit Agreement replaces, in its entirety, the prior revolving credit facility which was entered into on May 30, 2024. As of September 30, 2026, the Company did not have any outstanding borrowings under the Revolving Credit Facility and had borrowed $295.5 million under the DDTL Facility with an interest rate of 5.97%. The Company was in compliance with all financial covenants.

From October 1, 2026 through the date of this filing, the Company borrowed $130.5 million under its Facilities, which resulted in the Company borrowing the maximum capacity of $400.0 million under the DDTL Facility and net borrowings of $26.0 million under its Revolving Credit Facility. The $130.5 million of proceeds were used to repay (1) an $86.0 million mortgage loan assumed in connection with a portfolio acquisition on October 6, 2026 and (2) a $44.5 million mortgage loan assumed in connection with a portfolio acquisition on October 8, 2026.

The Company has been able to mitigate a larger immediate impact from the current elevated interest rate environment as all of its outstanding mortgage loans payable are effectively fixed as of September 30, 2026. The Company has also experienced regular net inflows of capital since its inception. All redemption requests since inception have been fully satisfied.

Real Estate Investments

The following table details information about our tenants as of September 30, 2026:

								Weighted
	Number of leases				Annualized base rents			average lease
Tenant	NN (a)	NNN (b)	Total	GLA (c)	Total	% of total	Per sq. ft (d)	term (yrs) (e)
Walgreens	34	31	65	937,300	$21,063,400	19.9%	$22.47	3.1
Dollar General	31	121	152	1,428,800	15,729,100	14.9%	$11.01	4.6
Tractor Supply	27	6	33	713,400	9,595,500	9.1%	$13.45	8.2
Hobby Lobby	13	1	14	814,500	6,481,300	6.1%	$7.96	4.0
Pick ’n Save	6	1	7	427,400	6,099,300	5.8%	$14.27	3.2
BioLife Plasma Services	-	8	8	125,800	4,651,600	4.4%	$36.98	7.5
Fresenius Medical Care	14	2	16	140,700	4,168,500	3.9%	$29.63	4.8
Hy-Vee	-	3	3	280,100	3,776,500	3.6%	$13.48	12.3
Family Dollar	20	13	33	287,100	3,767,100	3.6%	$13.12	3.9
Advance Auto Parts	26	4	30	215,000	3,341,200	3.2%	$15.54	4.3
Stop & Shop	-	1	1	102,100	2,940,000	2.8%	$28.80	10.2
Kroger	4	-	4	261,900	2,162,600	2.0%	$8.26	5.7
CVS Pharmacy	7	1	8	93,200	2,120,500	2.0%	$22.75	5.1
Napa Auto Parts	-	19	19	164,300	1,990,700	1.9%	$12.12	9.8
Dollar Tree	16	-	16	155,600	1,603,700	1.5%	$10.31	3.5
Publix	2	-	2	96,800	1,548,400	1.5%	$16.00	13.7
Giant Eagle	3	-	3	150,600	1,459,000	1.4%	$9.69	4.9
Old National Bank	-	3	3	41,600	1,381,900	1.3%	$33.22	3.3
Verizon Wireless	5	-	5	27,400	1,304,800	1.2%	$47.62	1.2
GIANT Food Store	-	1	1	51,400	1,110,900	1.1%	$21.61	3.9
Valspar	-	1	1	167,200	1,068,400	1.0%	$6.39	7.6
AutoZone	5	2	7	59,200	886,300	0.8%	$14.97	5.4
O'Reilly	8	1	9	63,000	884,100	0.8%	$14.03	5.3
Walmart Supercenter	-	1	1	222,700	765,000	0.7%	$3.44	5.3
Walmart Neighborhood Market	-	1	1	41,800	738,600	0.7%	$17.67	5.0
Sherwin-Williams	7	-	7	46,500	699,100	0.7%	$15.03	4.9
FedEx	1	-	1	124,700	681,600	0.6%	$5.47	9.8
Goodwill	2	-	2	42,800	653,200	0.6%	$15.26	3.6
Ross Stores	1	-	1	25,800	354,800	0.3%	$13.75	2.3
Food Lion	1	-	1	41,300	351,400	0.3%	$8.51	7.1
PNC Bank, N.A.	-	1	1	6,100	277,600	0.3%	$45.51	12.0
HomeGoods	1	-	1	22,200	266,900	0.3%	$12.02	4.5
Epic Health & Fitness	-	1	1	14,200	222,000	0.2%	$15.63	14.2
MedSpring	1	-	1	4,600	193,100	0.2%	$41.98	0.4
The Christ Hospital	-	1	1	9,300	188,700	0.2%	$20.29	1.3
A Plus Childcare and Learning Academy	1	-	1	11,500	183,100	0.2%	$15.92	6.2
Truist Bank	-	1	1	3,200	183,000	0.2%	$57.19	2.1
Octapharma Plasma	1	-	1	11,300	152,700	0.1%	$13.51	3.5
Five Below	1	-	1	8,500	142,000	0.1%	$16.71	4.3
Huntington National Bank	-	1	1	4,500	116,700	0.1%	$25.93	5.3
Adult and Child Health	-	1	1	6,000	116,300	0.1%	$19.38	3.3
Dollar General Market	-	1	1	10,700	109,300	0.1%	$10.21	12.7
Athletico Physical Therapy	1	-	1	3,400	77,000	0.1%	$22.65	5.0
Archana Grocery	1	-	1	9,300	74,600	0.1%	$8.02	6.8
Total Occupied Portfolio	240	228	468	7,474,800	$105,681,500	100.0%	$14.14	5.3
Vacant				117,700
Total Portfolio				7,592,500

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
(c)
“GLA” means gross leasable area.
(d)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2026. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2026, no tenants were in a free rent concession period.
(e)
Weighted based on annualized base rents.

The following table details the industries in which our tenants operate as of September 30, 2026:

	Number	GLA		Annualized base rents
Industry	of leases	Square feet	% of total	Dollars (a)	% of total
Healthcare and Pharmacy Retail	73	1,030,500	13.6%	$23,183,900	21.9%
Discount Necessity Retail	202	1,882,200	24.8%	21,209,200	20.1%
Grocery	25	1,685,400	22.2%	21,026,300	19.9%
Farm and Rural Supply	33	713,400	9.4%	9,595,500	9.1%
Discount Specialty Retail	18	888,000	11.7%	7,543,400	7.1%
Discount Automotive	65	501,500	6.6%	7,102,300	6.7%
Healthcare Providers	13	170,000	2.2%	5,408,300	5.1%
Medical Care	17	145,300	1.9%	4,361,600	4.1%
Banking Services	6	55,400	0.7%	1,959,200	1.9%
Paint and Supplies	8	213,700	2.8%	1,767,500	1.7%
Other	8	189,400	2.5%	2,524,300	2.4%
Total	468	7,474,800	98.4%	$105,681,500	100.0%
Vacant		117,700	1.6%
Total Portfolio		7,592,500	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2026. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2026, no tenants were in a free rent concession period.

The following table details our contractual lease expirations as of September 30, 2026 (assuming no exercise of contractual extension options):

	Number	GLA		Annualized base rents
Year	of leases	Square feet	% of total	Dollars	% of total	Per sq. ft. (a)
Remainder of 2026	1	6,800	0.1%	$119,800	0.1%	$17.62
2027	23	252,500	3.4%	4,767,400	4.5%	$18.88
2028	61	825,300	11.0%	13,002,300	12.3%	$15.75
2029	67	982,600	13.1%	12,598,200	11.9%	$12.82
2030	61	993,400	13.3%	15,958,800	15.1%	$16.06
2031	81	1,080,200	14.5%	15,363,100	14.5%	$14.22
2032	67	1,238,000	16.6%	14,191,300	13.4%	$11.46
2033	37	477,200	6.4%	7,426,900	7.0%	$15.56
2034	19	451,100	6.0%	5,105,000	4.8%	$11.32
2035	9	76,000	1.0%	1,536,400	1.5%	$20.22
2036	8	273,800	3.7%	4,297,200	4.1%	$15.69
2037	7	82,800	1.1%	1,018,000	1.0%	$12.29
2038	9	159,600	2.1%	2,062,300	2.0%	$12.92
2039	6	281,500	3.8%	4,455,100	4.2%	$15.83
2040	7	150,200	2.0%	2,204,200	2.1%	$14.68
Thereafter	5	143,800	1.9%	1,575,500	1.5%	$10.96
Total	468	7,474,800	100.0%	$105,681,500	100.0%	$14.14

(a)
Annualized base rent per square foot is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of September 30, 2026. Tenant concessions and abatements are reflected in this measure. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2026, no tenants were in a free rent concession period.

The following table details leasable area for the Company’s owned properties and annualized base rents for occupied properties by state for our portfolio as of September 30, 2026:

	Number	GLA		Annualized base rents
State	of leases	Square feet	% of total	Dollars (a)	% of total
Ohio	53	1,295,700	17.1%	$11,231,600	10.6%
Wisconsin	28	751,600	9.9%	10,284,100	9.8%
Illinois	47	505,300	6.7%	9,840,400	9.3%
Texas	50	562,500	7.4%	8,037,800	7.6%
Louisiana	48	503,300	6.6%	6,487,700	6.1%
Florida	24	291,100	3.8%	5,525,400	5.2%
Tennessee	22	332,700	4.4%	4,779,900	4.5%
Georgia	17	311,600	4.1%	4,493,800	4.3%
Virginia	16	292,800	3.9%	4,321,000	4.1%
Pennsylvania	19	245,200	3.2%	4,179,700	4.0%
Alabama	16	302,900	4.0%	4,120,600	3.9%
Indiana	16	319,800	4.2%	3,991,700	3.8%
Minnesota	3	280,100	3.7%	3,776,500	3.6%
Michigan	21	266,800	3.5%	3,762,500	3.6%
South Carolina	17	206,200	2.7%	3,325,200	3.1%
Massachusetts	1	102,100	1.4%	2,940,000	2.8%
North Carolina	15	216,800	2.9%	2,747,800	2.6%
Missouri	12	125,100	1.6%	2,514,800	2.4%
California	4	58,600	0.8%	1,031,100	1.0%
Arkansas	4	154,100	2.0%	943,500	0.9%
Arizona	2	23,700	0.3%	894,900	0.8%
Oklahoma	5	68,600	0.9%	851,400	0.8%
New Jersey	4	49,300	0.7%	841,900	0.8%
Connecticut	4	47,600	0.6%	702,800	0.7%
Nevada	1	31,100	0.4%	692,800	0.7%
Utah	2	44,700	0.6%	680,100	0.6%
Maine	2	25,700	0.3%	390,200	0.4%
Idaho	2	34,100	0.5%	355,300	0.3%
Maryland	1	20,000	0.3%	321,900	0.3%
Iowa	3	29,300	0.4%	309,300	0.3%
Kansas	1	26,200	0.3%	248,300	0.2%
Kentucky	1	8,400	0.1%	180,800	0.2%
New Mexico	1	10,600	0.1%	141,700	0.1%
Wyoming	1	7,000	0.1%	132,200	0.1%
Washington	1	6,900	0.1%	131,500	0.1%
Rhode Island	1	8,400	0.1%	131,400	0.1%
Colorado	1	8,000	0.1%	119,400	0.1%
Mississippi	1	9,300	0.1%	115,800	0.1%
South Dakota	1	9,300	0.1%	104,700	0.1%
Total Portfolio	468	7,592,500	100.0%	$105,681,500	100.0%

(a)
Annualized base rents are calculated as the aggregate, annualized contractual minimum rent for all the space as of September 30, 2026. Tenant concessions and abatements are reflected in this amount. Furthermore, from time to time, a limited number of short-term (generally one to three months) free rent concessions may be provided to tenants prior to initial occupancy or upon a renewal extension. As of September 30, 2026, no tenants were in a free rent concession period.

Activity for the Nine Months Ended September 30, 2026

Acquisitions

During the nine months ended September 30, 2026, the Company, through the Operating Partnership, acquired the following properties via merger agreements with DSTs that were previously managed by the Sponsor on behalf of its investors:

			Mortgage assumption
Date	Properties Acquired	Acquisition relative fair value	Contractual amount		Fixed interest rate	Maturity date
March 20, 2026	16	$68,364,000	$38,457,000		4.20%	March 2028
March 26, 2026	23	$90,886,000	$51,435,000		4.42%	September 2028
June 11, 2026	12	$55,740,000	$20,000,000	(a)	2.90%	June 2026
June 25, 2026	28	$118,217,000	$68,800,000	(a)	3.52%	September 2026
July 30, 2026	21	$91,688,000	$52,282,000		4.63%	January 2029
August 5, 2026	18	$90,828,000	$51,050,000		4.34%	May 2029

(a) Upon assumption of the mortgages on the date of acquisition, the Company repaid these mortgage loans payable utilizing proceeds from borrowings on its revolving lines of credit.

There were no acquisition fees related to these property acquisitions.

During the nine months ended September 30, 2026, the Company acquired three properties from unaffiliated entities for a total purchase price of $6.6 million. Per the asset management agreement, the Company paid a 1.0% acquisition fee on each of these property acquisitions to ExchangeRight at the time of the acquisition totaling $66,000 (see Note 10. Related and Affiliated Party Transactions for further details).

All acquisitions during the nine months ended September 30, 2026 were accounted for as asset acquisitions and the related purchase prices were allocated to the acquired tangible and identifiable intangible assets or assumed liabilities based on their relative fair value.

Dispositions

During the nine months ended September 30, 2026, the Company sold three properties for cash to unaffiliated entities for $5.1 million, recognizing a loss of $0.9 million which is included in loss on sale of real estate, net on the condensed consolidated statements of operations and comprehensive (loss) income. Two of these properties were previously included in the assets related to real estate held for sale on the Company’s consolidated balance sheet.

Properties Held for Sale

The Company previously entered into separate sales contracts with individual third-parties to sell four of its properties, two of which were sold during the nine months ended September 30, 2026. In connection with the execution of these contracts, the Company recorded the assets associated with these properties at the lower of (a) cost or (b) fair value less estimated costs to sell, which resulted in impairment charges during the year ended December 31, 2025, totaling $2.0 million related to three of the four properties. Further, upon the sale of one of the properties the Company recorded an additional impairment charge of $0.1 million during the nine months ended September 30, 2026 as the actual closing costs for this property were higher than estimated in December 2025. The carrying value of the fourth property in which the Company entered into a sales contract was below its fair value, therefore no impairment charge was recorded.

Guaranties

The Operating Partnership has entered into agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guarantees the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,672.7 million, although the master lease rental obligation will be terminated or eliminated in consolidation upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million and $30,000 under these guaranties during the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.1 million under these guaranties during the nine months ended September 30, 2026 and 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss) income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 25% to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $5.7 million as of September 30, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net advances of $4.6 million during the nine months ended September 30, 2026 increasing the balance of the RSLCA notes receivable to $25.6 million at September 30, 2026.

Revolving Lines of Credit

On April 15, 2026, the Operating Partnership (as the borrower) and the Company entered into an Amended and Restated Credit Agreement which provides the Company with the Revolving Credit Facility in the initial maximum principal amount of $200,000,000 until April 15, 2029 and the DDTL Facility, in the initial maximum principal amount of $400,000,000 pursuant to which delayed draw term loans may be borrowed through October 15, 2026. The Facilities may be increased up to a maximum principal amount of $1,000,000,000 through additional revolver loans or term loans, upon request of the Borrower, subject to, among other things, the receipt of commitments for the increased amount. As of September 30, 2026, the Company had $295.5 million under the DDTL Facility with an interest rate of 5.97% and the Company had not drawn any amount under the Revolving Credit Facility. See “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this secured revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2026, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $45.2 million outstanding under this revolving line of credit, resulting in $54.8 million available for borrowing by the Company and ExchangeRight as of September 30, 2026.

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

The following table provides a summary of certain Class I, Class A, Class S, Class D, Class ER-I, Class ER-A, Class ER-S and Class ER-D Common Shares attributes during the nine months ended September 30, 2026:

	Offering price
Effective date	Class I	Class A	Class D	Class S	Class ER-I	Class ER-A	Class ER-D	Class ER-S
January 1, 2026 through February 3, 2026	$27.30	$29.03	$27.30	$28.29	$27.30	$29.03	$27.30	$28.29
February 4, 2026 through April 27, 2026	$27.46	$29.20	$27.46	$28.46	$27.46	$29.20	$27.46	$28.46
April 28, 2026 through July 21, 2026	$27.58	$29.32	$27.58	$28.58	$27.58	$29.32	$27.58	$28.58
July 22, 2026 through September 30, 2026	$27.63	$29.38	$27.63	$28.63	$27.63	$29.38	$27.63	$28.63

The Company issued the following shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026 (a)	Nine Months Ended September 30, 2026 (a)
Class I	70,226	201,330
Class A	81,295	429,804
Class D	80,630	227,547
Class ER-I	-	95,961
Class ER-A	20,605	241,182
Class ER-D	-	6,940
(a)
No Class S or Class ER-S Common Shares were sold during the three and nine months ended September 30, 2026.

The Company received an aggregate of $7.1 million and $34.1 million in proceeds during the three and nine months ended September 30, 2026, respectively, as a result of these share issuances.

The Company redeemed 91,627 Class I Common Shares and 190,507 Class A Common Shares totaling $7.7 million during the three months ended September 30, 2026. The Company redeemed 341,231 Class I Common Shares and 505,111 Class A Common Shares totaling $23.0 million during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company, through the Operating Partnership, acquired 118 properties via six merger agreements with DSTs that were previously managed by the Sponsor on behalf of its investors and issued 9,344,239 OP units in conjunction with these acquisitions.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

As of September 30, 2026, the Company owned 475 properties that were 98.4% leased. As of September 30, 2025, the Company owned 361 properties that were 98.6% leased. The following table details the Company’s results of operations for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026	2025	Change
Rental revenue	$30,175,000	$21,759,000	$8,416,000
Interest income on notes receivable from affiliates	1,344,000	1,178,000	166,000
Other	88,000	55,000	33,000
Property operating expenses	(3,583,000)	(2,519,000)	(1,064,000)
Management fees to affiliates	(886,000)	(40,000)	(846,000)
General and administrative expenses	(568,000)	(364,000)	(204,000)
Depreciation and amortization	(16,587,000)	(11,066,000)	(5,521,000)
Loss on sale of real estate, net	(902,000)	-	(902,000)
Interest expense	(13,658,000)	(9,450,000)	(4,208,000)
Interest income	9,000	4,000	5,000
Net (loss)	$(4,568,000)	$(443,000)	$(4,125,000)

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $8.4 million, or 38.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the acquisition of 127 properties at various dates from August 2025 through August 2026. The rental revenues associated with these acquired properties were $8.1 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. This increase was also driven by an increase in lease termination income of $0.9 million as a result of consideration received for permitting certain tenants to terminate their lease prior to the contractual expiration during the three months ended September 30, 2026. These increases were offset by a decrease in rental revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 of $0.3 million related to the 11 properties sold between December 2025 and July 2026 as well as decrease in rental revenues due to an increase in vacant properties.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income on notes receivable from affiliates increased $0.2 million, or 14.1%, for the three months ended September 30, 2026 due to an increase in interest earned on the RSLCA of $0.2 million, which was the result of an approximate $5.6 million increase in the average daily outstanding balance of the RSLCA during the three months ended September 30, 2026 versus the three months ended September 30, 2025.

Property operating expenses increased $1.1 million, or 42.2% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in property operating expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the acquisition of 127 properties at various dates from August 2025 through August 2026. The property operating expenses associated with these properties acquired were $1.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively.

Management fees to affiliates increased $0.8 million, or 2115.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Asset management fees increased $0.6 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and property management fees increased $0.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Asset management fees for the three months ended September 30, 2026 consisted of $0.6 million of earned fees per the management agreement, net of $0.1 million of fees which were irrevocably waived by the asset manager. Asset management fees for the three months ended September 30, 2025 consisted of $0.5 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.3 million of earned fees per the management agreement for the three months ended September 30, 2026. Property management fees consisted of $0.2 million of earned fees per the management agreement, net of $0.2 million of fees which were irrevocably waived by the property manager for the three months ended September 30, 2025.

General and administrative expenses increased $0.2 million, or 56.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in general and administrative expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in professional fees, including audit and tax related professional fees, which is primarily attributable to the property acquisitions.

Depreciation and amortization increased $5.5 million, or 49.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Depreciation and amortization during the three months ended September 30, 2026 was impacted by the acquisition of 127 properties at various dates from August 2025 through August 2026. Depreciation and amortization expense associated with these properties totaled $6.1 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively, which was offset by a decrease in depreciation and amortization expense of $0.2 million related to the 11 properties sold between December 2025 and July 2026, as well as a decrease as a result of certain intangible assets being fully depreciated.

Loss on sale of real estate, net during the three months ended September 30, 2026 related to loss on the sale of one property in July 2026. There was no gain or loss on sale of real estate recognized during the three months ended September 30, 2025.

Interest expense increased $4.2 million, or 44.5%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as a result of (1) an increase in interest expense of $2.4 million related to the Company’s borrowings under its revolving line of credit facility, (2) the assumption of a $38.5 million mortgage loan payable in connection with the acquisition of 16 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2026, (3) the assumption of a $51.4 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2026, (4) the assumption of a $52.3 million mortgage loan payable in connection with the acquisition of 21 properties via a merger agreement with one former 1031-exchangeable portfolio in July 2026, (5) the assumption of a $51.1 million mortgage loan payable in connection with the acquisition of 18 properties via a merger agreement with one former 1031-exchangeable portfolio in August 2026, and (6) an increase of $0.3 million in amortization of deferred financing costs associated with the Company's revolving line of credit. These increases were offset by a $0.8 million decrease in interest expense on certain mortgage debts that were paid off upon maturity between May 2025 and September 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

As of September 30, 2026, the Company owned 475 properties that were 98.4% leased. As of September 30, 2025, the Company owned 361 properties that were 98.6% leased. The following table details the Company’s results of operations for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
	2026	2025	Change
Rental revenue	$79,165,000	$65,603,000	$13,562,000
Interest income on notes receivable from affiliates	3,680,000	3,783,000	(103,000)
Other	256,000	111,000	145,000
Property operating expenses	(9,928,000)	(8,329,000)	(1,599,000)
Management fees to affiliates	(2,201,000)	(560,000)	(1,641,000)
General and administrative expenses	(1,603,000)	(1,102,000)	(501,000)
Depreciation and amortization	(40,937,000)	(33,110,000)	(7,827,000)
Provisions for impairment	(1,890,000)	-	(1,890,000)
Loss (gain) on sales of real estate, net	(902,000)	5,184,000	(6,086,000)
Interest expense	(34,120,000)	(27,990,000)	(6,130,000)
Interest income	31,000	14,000	17,000
Net (loss) income	$(8,449,000)	$3,604,000	$(12,053,000)

Rental revenues consist of base rents, tenant reimbursables, straight-line rent adjustments, and above and below market lease amortization. Rental revenues increased $13.6 million, or 20.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the acquisition of 138 properties at various dates from March 2025 through August 2026. The rental revenues associated with these acquired properties were $15.0 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. This increase was also driven by an increase in lease termination income of $2.9 million as a result of consideration received for permitting certain tenants to terminate their lease prior to the contractual expiration during the nine months ended September 30, 2026. These increases were offset by a decrease in rental revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 of $1.8 million related to the 25 properties sold between April 2025 and July 2026 as well as decrease in rental revenues due to an increase in vacant properties.

Interest income on notes receivable from affiliates includes interest earned from (1) outstanding advances under the RSLCA which bears interest at a rate equal to 12.0% per annum in addition to an Unused Facility Fee and an Annual Access Fee, (2) a $3.6 million real estate note receivable from an affiliated party, (3) a $2.4 million note receivable from an affiliated party, (4) a $14.2 million note receivable from an affiliated party, and (5) a $1.1 million note receivable from an affiliated party. Interest income on notes receivable from affiliates decreased $0.1 million, or 2.7%, for the nine months ended September 30, 2026 due to a decrease in interest earned on the RSLCA of $0.1 million, which was a result of an approximate $1.2 million decrease in the average daily outstanding balance of the RSLCA during the nine months ended September 30, 2026 versus the nine months ended September 30, 2025.

Property operating expenses increased $1.6 million, or 19.2% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in property operating expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the acquisition of 138 properties at various dates from March 2025 through August 2026. The property operating expenses associated with these properties acquired were $1.6 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in property operating expenses was also due to an increase in expenses incurred at vacant properties during the nine months ended September

30, 2026 compared to the nine months ended September 30, 2025. This increase was offset by a decrease in operating expenses of $0.3 million related to the 25 properties sold between April 2025 and July 2026.

Management fees to affiliates increased $1.6 million, or 293.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Asset management fees increased $1.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and property management fees increased $0.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Asset management fees for the nine months ended September 30, 2026 consisted of $1.5 million of earned fees per the management agreement, net of $0.5 million of fees which were irrevocably waived by the asset manager. Asset management fees for the nine months ended September 30, 2025 consisted of $1.6 million of earned fees per the management agreement, net of $1.3 million of fees which were irrevocably waived by the asset manager. Property management fees consisted of $0.7 million of earned fees per the management agreement for the nine months ended September 30, 2026. Property management fees consisted of $0.6 million of earned fees per the management agreement, net of $0.4 million of fees which were irrevocably waived by the property manager for the nine months ended September 30, 2025.

General and administrative expenses increased $0.5 million, or 45.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in professional fees, including audit and tax related professional fees, which is primarily attributable to the property acquisitions, as well as administrative fees associated with the certain of the Company's mortgage loans.

Depreciation and amortization increased $7.8 million, or 23.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Depreciation and amortization during the nine months ended September 30, 2026 was impacted by the acquisition of 138 properties at various dates from March 2025 through July 2026. Depreciation and amortization expense associated with these properties totaled $10.4 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively, which was offset by a decrease in depreciation and amortization expense of $1.0 million related to the 25 properties sold between April 2025 and July 2026, as well as a decrease as a result of certain intangible assets being fully depreciated.

Provisions for impairment for the nine months ended September 30, 2026 related to the impairment of three properties, one of which was considered held for sale as of September 30, 2026. The estimation and evaluation of these impairment charges relies on judgments and assumptions made by management in determining the impairment charges to record. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges for these properties or other properties owned by the Company.

Loss/(gain) on sales of real estate, net during the nine months ended September 30, 2026 related to loss on the sale of one property in July 2026. Gain on sales of real estate, net during the nine months ended September 30, 2025 related to gains on the sale of six properties in April 2025 and the sale of seven properties in June 2025. These gains on sale of real estate were offset by a loss on the sale of one property in June 2025.

Interest expense increased $6.1 million, or 21.9%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as a result of (1) an increase in interest expense of $4.7 million related to the Company’s borrowings under its revolving line of credit, (2) the assumption of a $38.5 million mortgage loan payable in connection with the acquisition of 16 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2026, (3) the assumption of a $51.4 million mortgage loan payable in connection with the acquisition of 23 properties via a merger agreement with one former 1031-exchangeable portfolio in March 2026, (4) the assumption of a $52.3 million mortgage loan payable in connection with the acquisition of 21 properties via a merger agreement with one former 1031-exchangeable portfolio in July 2026, (5) the assumption of a $51.1 million mortgage loan payable in connection with the acquisition of 18 properties via a merger agreement with one former 1031-exchangeable portfolio in August 2026, and (6) an increase of $0.5 million in amortization of deferred financing costs associated with the Company's revolving line of credit. These increases were offset by a $2.5 million decrease in interest expense on certain mortgage debts that were paid off upon maturity between May 2025 and September 2026.

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

ExchangeRight structured the RSLCA, including the 12.0% interest rate, as a way to provide an enhanced risk-adjusted return to the Company. The current capacity under the RSLCA is a maximum of $250.0 million outstanding at any time. ExchangeRight had net advances of $4.6 million during the nine months ended September 30, 2026 increasing the balance of the RSLCA notes receivable to $25.6 million at September 30, 2026.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid monthly distributions relating to its common shares during the nine months ended September 30, 2026. While the Company intends to continue paying regular monthly distributions, future distribution declarations will continue to be at the discretion of the Trustee, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustee may deem relevant.

The Operating Partnership (as the borrower) and the Company entered into an Amended and Restated Credit Agreement which, as of September 30, 2026, provides the Company with a Revolving Credit Facility of up to a maximum amount of $200.0 million with a maturity date of April 15, 2029 and a DDTL Facility of up to a maximum of $400.0 million, which delayed draw term loans may be borrowed through October 15, 2026. As of September 30, 2026, the Company did not have any outstanding borrowings under the Revolving Credit Facility and had borrowed $295.5 million under the DDTL Facility. For a description of the material terms of the Amended and Restated Credit Agreement thereunder, see “Capital” above.

On May 19, 2021, ExchangeRight entered into a revolving line of credit in which the Company has access to utilize available capacity under this revolving line of credit. The Company is legally responsible for the specific borrowings related to the Company, whereas ExchangeRight is the guarantor on all outstanding borrowings in relation to this revolving line of credit. The revolving line of credit agreement, as amended in March 2025, now has a maturity date of March 27, 2028, with a maximum aggregate amount being borrowed by the Company and ExchangeRight totaling $100.0 million outstanding at any time and requires monthly payments. As of September 30, 2026, the Company had no borrowings outstanding under this revolving line of credit and ExchangeRight had $45.2 million outstanding under this revolving line of credit, resulting in $54.8 million available for borrowing by the Company and ExchangeRight as of September 30, 2026.

Fixed-rate mortgage loans payable were composed of the following as of September 30, 2026:

			September 30, 2026
		Maturity	Balance	Contractual
Description (a)	Amortization	date	outstanding	interest rate
Fixed-rate mortgage	Interest-only	12/2026	$28,110,000	4.06%
Fixed-rate mortgage (b)	Interest-only	4/2027	31,200,000	4.38%
Fixed-rate mortgage	Interest-only	6/2027	32,722,000	3.98%
Fixed-rate mortgage	Interest-only	9/2027	36,860,000	3.99%
Fixed-rate mortgage	Interest-only	12/2027	33,441,000	4.09%
Fixed-rate mortgage	Interest-only	1/2028	35,840,000	4.05%
Fixed-rate mortgage	Interest-only	2/2028	38,530,000	6.12%
Fixed-rate mortgage (c)	Interest-only	2/2028	26,900,000	5.80%
Fixed-rate mortgage	Interest-only	3/2028	38,457,000	4.20%
Fixed-rate mortgage	Interest-only	4/2028	37,795,000	4.27%
Fixed-rate mortgage	Interest-only	7/2028	43,522,000	4.32%
Fixed-rate mortgage	Interest-only	9/2028	51,435,000	4.42%
Fixed-rate mortgage	Interest-only	1/2029	52,282,000	4.63%
Fixed-rate mortgage	Interest-only	5/2029	51,050,000	4.34%
Fixed-rate mortgage	Interest-only	8/2029	63,943,000	4.03%
Fixed-rate mortgage	Interest-only	10/2029	30,231,000	3.13%
Fixed-rate mortgage	Interest-only	1/2031	37,564,000	3.45%
			$669,882,000	4.31%	(d)
Unamortized issuance costs, net			(475,000)
Unamortized below market debt discount, net			(14,538,000)
			$654,869,000

(a)
Fixed-rate mortgages are now recourse loans pursuant to their pre-defined loan terms, unless otherwise noted.
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
(d)
The weighted average effective interest rate on mortgage loans payable was 5.20% as of September 30, 2026.

The following table details the Company’s scheduled debt maturities as of September 30, 2026:

	Mortgage loans payable	Delayed draw
Year	balloon payments	term loan facility	Total
Remainder of 2026	$28,110,000	$-	$28,110,000
2027	134,223,000	-	134,223,000
2028	272,479,000	-	272,479,000
2029	197,506,000	295,538,000	493,044,000
2030	-	-	-
Thereafter	37,564,000	-	37,564,000
	$669,882,000	$295,538,000	$965,420,000

The mortgage loans payable mature at various dates from December 2026 through January 2031. The Company intends to repay the mortgage debt maturing in 2026 and 2027 with either available cash, proceeds from repayments under the RSLCA, secured debt financing, unsecured debt financing, or a combination of these options. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations. The Company had $17.6 million in restricted cash as of September 30, 2026.

Cash Flows

The sources and uses of cash reflected in the Company's consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are summarized below:

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$40,542,000	$32,734,000
Investing activities	$(6,732,000)	$(4,094,000)
Financing activities	$(23,888,000)	$(31,270,000)

Operating Activities

Net cash from operating activities was $40.5 million and $32.7 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows from operations increased $7.8 million, or 23.9%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in the results for the 138 properties acquired at various dates from March 2025 through August 2026. This increase was offset by a decrease in results for the 25 properties sold between April 2025 and July 2026 and an increase in cash paid for interest of $3.8 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the advances and repayments on the RLSCA, dispositions of real estate, and property acquisitions. During the nine months ended September 30, 2026, the Company acquired 121 properties for a total cash outlay of $6.6 million, had $4.6 million in net advances under the RSLCA, and incurred expenditures of $0.3 million for improvements of real estate. These cash outflows were offset by $4.7 million in proceeds from the sale of three properties from June 2026 through July 2026. During the nine months ended September 30, 2025, the Company acquired 13 properties for a total cash outlay of $39.7 million and incurred expenditures of $0.7 million for improvements of real estate. These cash outflows were offset by $29.2 million in proceeds from the sale of 14 properties at various dates and $7.1 million in net repayments under the RSLCA.

Financing Activities

During the nine months ended September 30, 2026, the Company had mortgage loan repayments of $138.1 million, redemptions of $23.0 million of Class I Common Shares and Class A Common Shares, distributions of $18.8 million to the holders of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, distributions of $14.4 million to the holders of OP Units, and payments of deferred financing costs of $5.7 million. These cash outflows were offset by borrowings from its revolving credit facility of $138.1 million, net proceeds of $27.3 million from the issuance of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, proceeds from the issuance of noncontrolling interests of $9.1 million, net proceeds from reserves upon the assumption of loans payable which were due back to certain DSTs previously managed by ExchangeRight of $0.8 million, and pending trade deposits of $0.8 million.

During the nine months ended September 30, 2025, the Company had balloon mortgage loan repayments of $49.9 million, redemptions of $28.5 million of Class I and Class A Common Shares, distributions of $18.3 million to the holders of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, distributions of $11.4 million to the holders of OP Units, financing costs of $0.4 million related to the expansion of the Company's line of credit, and offering costs of $0.1 million in relation to the issuance of noncontrolling interests, which was offset by borrowings from its revolving credit facilities of $49.9 million, net proceeds of $26.7 million from the issuance of Class I Common Shares, Class A Common Shares, Class D Common Shares, Class ER-I Common Shares, Class ER-A Common Shares, and Class ER-D Common Shares, and pending trade deposits of $0.8 million.

Distributions

The amount of distributions payable to the Company’s shareholders is determined by the Trustee and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. Our distribution policy is for our inception-to-date cash flow from operations to always exceed our distributions that have been declared or paid, rather than making distributions out of investor equity or financing, subject only to REIT qualification requirements or to avoid incurring federal income tax. The Trustee has authorized, and the Company has declared, distributions through September 30, 2026. The distributions are payable on approximately the 15th day following each month end to shareholders of record at the close of business on the last day of the prior month. Distributions in the aggregate amount of $4.9 million were declared but not yet paid as of September 30, 2026. The unpaid distributions as of September 30, 2026 were paid in cash or settled in common shares under the Company’s Dividend Reinvestment and Direct Share Purchase Plan (“DRIP”) during October 2026.

The following table provides a summary of the monthly distributions declared and paid per Class I Common Share, Class A Common Share, Class D Common Share, Class ER-I Common Share, Class ER-A Common Share, and Class ER-D Common Share for the nine months ended September 30, 2026:

	September 30, 2026
	Class I	Class A	Class D	Class ER-I	Class ER-A	Class ER-D
January	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
February	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
March	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
April	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
May	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
June	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
July	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
August	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
September	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449	$0.1449
	$1.3041	$1.3041	$1.3041	$1.3041	$1.3041	$1.3041

The following table provides a summary of the monthly distributions declared and paid per Class I Common Share, Class A Common Share, and Class ER-I Common Share for the nine months ended September 30, 2025:

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

The Trustee approved the DRIP. The following table lists the Common Shares issued and total distributions reinvested under the DRIP during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Common Shares		Total		Common Shares		Total
Share Class	Issued		Reinvestment		Issued		Reinvestment
Class I	76,389	(a)	$2,081,000	(a)	73,188	(c)	$1,979,000	(c)
Class A	66,077	(b)	1,801,000	(b)	63,627		1,720,000
Class S	-		-		-		-
Class D	2,012		54,000		-		-
Total	144,478		$3,936,000		136,815		$3,699,000

(a) Includes the issuance of 23,621 Class I Common Shares totaling $644,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

(b) Includes the issuance of 4,737 Class A Common Shares totaling $129,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on Class ER-A Common Shareholders’ election.

(c) Includes the issuance of 24,196 Class I Common Shares totaling $654,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on OP Unitholders’ or Class ER-I Common Shareholders’ election.

The following table details the sources of our cash distributions during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cash Distributions
Common Shares	$18,764,000	$18,332,000
Noncontrolling interests	14,413,000	11,374,000
Total cash distributions	$33,177,000	$29,706,000

Sources of Distributions
Cash flows from operating activities (a)	$33,177,000	$29,706,000

Cash flows from operating activities	$40,542,000	$32,734,000
Funds from Operations (“FFO”) (b)	$35,405,000	$31,644,000
Adjusted FFO (b)	$38,269,000	$33,506,000

(a)
As of September 30, 2026, the Company’s cumulative inception-to-date cash flows from operating activities funded 100% of the Company's cumulative inception-to-date cash distributions.
(b)
A reconciliation of net (loss) income attributable to common shareholders’ to FFO and Adjusted FFO (both non-GAAP measures) for the nine months ended September 30, 2026 and 2025, respectively, is provided below.

Contractual Obligations

The following table sets forth the Company’s significant debt repayments, interest payments, and operating lease obligations at September 30, 2026:

	Mortgage loans	Delayed draw	Interest	Operating ground
Year	payable	term loan facility	payments (a)	lease obligation	Total
Remainder of 2026	$28,110,000	$-	$11,759,000	$71,000	$39,940,000
2027	134,223,000	-	43,735,000	285,000	178,243,000
2028	272,479,000	-	29,772,000	285,000	302,536,000
2029	197,506,000	295,538,000	8,589,000	285,000	501,918,000
2030	-	-	1,296,000	287,000	1,583,000
Thereafter	37,564,000	-	-	28,173,000	65,737,000
Total	$669,882,000	$295,538,000	$95,151,000	$29,386,000	$1,089,957,000

(a)
The interest rates used in this calculation are the rates in effect for all debt obligations as of September 30, 2026.

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

ExchangeRight incurs certain organization and offering costs in connection with the Company’s current private securities offering of its common shares and the organization of the Company. These costs include, but are not limited to, fees related to special purpose entity formation, legal and accounting fees, valuation fees related to any expansion of the offering, marketing expenses and other costs and expenses directly related to the offering and organization of the Company. All of these expenses are paid by ExchangeRight or its affiliates. ExchangeRight earns a percentage of the gross proceeds from the offering which is expected to offset the organizational and offering costs incurred described above. This amount is equal to 1.00% of the net transaction price of sales of common shares. Offering costs of $0.1 million and $0.3 million were included in total equity for the three and nine months ended September 30, 2026, for which the Company was obligated to reimburse ExchangeRight.

The Operating Partnership has entered into guaranty agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which range from 15 and 20 years. Under these guaranties, the Operating Partnership guarantees the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,672.7 million, although the master lease rental obligation will be terminated or eliminated in consolidation upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2026.

In consideration for entering into each of these guaranties, the Operating Partnership will receive quarterly payments of $2,500 for each guaranty while the master lease is outstanding and the guaranty is in effect at any point during the quarter. The Company earned $0.1 million and $30,000 under these guaranties during the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.1 million under these guaranties during the nine months ended September 30, 2026 and 2025, respectively, which was included in other income on the condensed consolidated statements of operations and comprehensive (loss) income. Furthermore, as potential additional consideration under the guaranty agreements, the Operating Partnership is entitled to 25% to 50% of the net disposition fee earned by ExchangeRight (as defined in the agreement) if the DST for which the Operating Partnership is providing the guaranty is sold. The Company recorded a noncontingent guaranty receivable related to the full payment of the guaranty fees of $5.7 million as of September 30, 2026, which is included in due from affiliates on the condensed consolidated balance sheet and an offsetting noncontingent guaranty liability, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

The Operating Partnership has entered into guaranty agreements with certain DSTs of which ExchangeRight serves as the master lessee via a master lease agreement. In these guaranty agreements, the Operating Partnership is the guarantor on the master lease agreements entered into between these DSTs and ExchangeRight as the master lessee. The guaranties are for the full term of the master leases, which are for 15 and 20 years, respectively. Under these guaranties, the Operating Partnership guarantees the payment of all obligations and liabilities of the master lessee as outlined in the respective master lease agreements. As of September 30, 2026, the maximum remaining contractual payments under these lease agreements totaled $1,672.7 million, although the master lease rental obligation will be terminated or eliminated in consolidation upon a sale or merger of the DST. The Company has not been obligated to make any payments under these guaranties as of September 30, 2026.

Other than these guaranties and the items disclosed in the Contractual Obligations section above, the Company had no off-balance sheet arrangements as of September 30, 2026 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s most critical accounting policies are summarized below. Other accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2026.

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, all of which are consolidated in accordance with GAAP. The Operating Partnership meets the criteria of a VIE as its limited partners, as a group, lack the power to make decisions about the activities that significantly impact the performance of the Operating Partnership. ExchangeRight, its related party group, and the Company, as a whole, have the characteristics of the primary beneficiary as they collectively have the power and benefits of the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company does not have any significant operations or, apart from our interest in the Operating Partnership, any significant assets. As such, the Operating Partnership is consolidated in the Company’s consolidated financial statements. The assets and liabilities of the Operating Partnership are reflected in the total assets and liabilities of the Company on the consolidated balance sheet as the Operating Partnership’s assets can only be used to settle the obligations of the Operating Partnership.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive (loss) income. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

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

Inflation

During the nine months ended September 30, 2026, uncertainty in the global macroeconomic environment continued, driven by the conflict with Iran and the resulting general geopolitical instability in the Middle East, the effect these geopolitical conflicts and events have had on energy and commodity prices, inflationary expectations, and interest rates, continued elevated interest rate levels in certain sectors (including mortgage rates), and uneven global economic growth. While overall inflation rates moderated on a year-over-year basis during 2024 and 2025, consumer and producer inflation rates began to rise once again in March through May 2026, with the consumer price index peaking at 4.2% on a year-over-year basis, driven principally by increasing energy prices. During the third quarter of 2026, the CPI fell to 3.7% on a year-over-year basis as of September 20, 2026, but persistently elevated energy prices continue to be the principal contributor to inflationary pressures, with energy prices rising 20.4% on a year-over-year basis as of September 30, 2026. This has resulted in debt yields and benchmark interest rate levels remaining at elevated levels during the third quarter of 2026, including the benchmark 10-year U.S. Treasury Note yield hovering around 5% and mortgage rates which remain at 15-year highs. In this regard, the Federal Reserve raised the federal funds rate 25 basis points to 4.0% in September 2026, with many market analysts expecting one additional 25 basis point increase before year-end. Current analyst expectations regarding the pace of future rate increases moderate markedly in 2027.

Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes or insurance and many of the operating expenses it incurs. The Company has been able to mitigate a significant portion of interest rate increases in the current period as all of its mortgage debt is currently effectively fixed-rate financing as of September 30, 2026. The Company has borrowed $295.5 million under its DDTL Facility as of September 30, 2026, which is impacted by fluctuating interest rates as the interest on the DDTL Facility is not fixed long-term. Further inflation rate increases or elevated interest rates over a prolonged period of time may have a material adverse impact on the Company’s business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2026 and 2025, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to common shareholders	$(2,417,000)	$(289,000)	$(4,777,000)	$2,323,000
Depreciation and amortization	16,635,000	11,114,000	41,062,000	33,224,000
Loss (gain) on sales of real estate, net	902,000	-	902,000	(5,184,000)
Provisions for impairment	-	-	1,890,000	-
Net loss (income) attributable to noncontrolling interests	(2,151,000)	(154,000)	(3,672,000)	1,281,000
FFO applicable to diluted common shares (a)	12,969,000	10,671,000	35,405,000	31,644,000
Adjustments:
Straight-line rent adjustments	(246,000)	(218,000)	(739,000)	(653,000)
Above/below market lease amortization, net	(697,000)	(635,000)	(1,892,000)	(1,871,000)
Amortization of deferred financing costs	475,000	197,000	1,011,000	527,000
Above/below market debt amortization, net	1,751,000	1,146,000	4,276,000	3,650,000
Straight-line ground rent adjustments	40,000	40,000	121,000	121,000
Amortization of tax incentive financing arrangement	28,000	29,000	87,000	88,000
Adjusted FFO applicable to diluted common shares (a)	$14,320,000	$11,230,000	$38,269,000	$33,506,000

FFO per diluted common shares	$0.37	$0.41	$1.17	$1.23
Adjusted FFO per diluted common shares	$0.41	$0.43	$1.27	$1.30

Weighted average number of diluted common shares (a):
Common shares	17,265,206	16,621,322	17,086,441	16,586,493
OP Units	17,435,223	9,257,142	13,137,550	9,152,395
	34,700,429	25,878,464	30,223,992	25,738,888

(a)
FFO applicable to diluted common shares and Adjusted FFO applicable to diluted common shares includes FFO and Adjusted FFO for the three and nine months ended September 30, 2026 that is attributable to Class NLP OP Units as income (losses) attributable to noncontrolling interest associated with the Operating Partnership as income (losses) is allocated proportionately amongst all classes. Weighted average number of diluted common shares used to compute FFO and Adjusted FFO applicable to diluted common shares includes 8,264,695 and 3,935,292 Class NLP OP Units for the three and nine months ended September 30, 2026, respectively, which are excluded from the computation of net (loss) income per common share attributable to common shareholders for the three and nine months ended September 30, 2026 as they do not have any current rights to convert their units into units of any other class or series of units of, or any other securities or partnership interests in, the Company. There were no Class NLP OP Units issued or outstanding during the three and nine months ended September 30, 2025 and thus had no effect on FFO, Adjusted FFO and weighted average number of diluted common shares for those periods.

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

The Company’s total NAV presented in the following tables includes the NAV of our Class I, Class A, Class S and Class D Common Shares, as well as the OP Units as of September 30, 2026 and December 31, 2025, respectively, and per share/unit is identical for Class I, Class A, Class S and Class D Common Shares and OP Units. The following table provides a breakdown of the major components of the Company’s NAV as of September 30, 2026 and December 31, 2025:

Components	September 30, 2026	December 31, 2025
Investments in real estate	$1,873,150,000	$1,334,550,000
RSLCA notes receivable from affiliates	25,619,000	21,007,000
Notes receivable from affiliates	21,400,000	21,400,000
Restricted cash	17,569,000	10,835,000
Cash and cash equivalents	13,852,000	10,664,000
Receivables	8,244,000	6,118,000
Other assets	2,131,000	1,237,000
Mortgage loans payable	(654,869,000)	(514,758,000)
Term loan	(291,513,000)	-
Revolving credit facility	-	(157,403,000)
Accounts payable, accrued expenses and other liabilities	(14,208,000)	(9,853,000)
Distributions payable	(4,902,000)	(3,777,000)
Pending trade deposits	(829,000)	(1,505,000)
Due to affiliates, net	(1,646,000)	(180,000)
NAV	$993,998,000	$718,335,000

Class I Common Shares	5,709,656	5,759,806
Class A Common Shares	9,918,759	9,994,066
Class S Common Shares	-	-
Class D Common Shares	296,458	68,911
Class ER-I Common Shares	939,251	843,290
Class ER-A Common Shares	431,693	190,511
Class ER-S Common Shares	-	-
Class ER-D Common Shares	46,931	39,991
OP Units	18,514,768	9,260,279
Total outstanding Common Shares/OP Units	35,857,516	26,156,854

NAV per share/unit	$27.72	$27.46

The following table reconciles shareholders’ equity per the Company’s condensed consolidated balance sheet to the Company’s NAV as of September 30, 2026 and December 31, 2025:

Reconciliation of Shareholders’ Equity to NAV	September 30, 2026	December 31, 2025
Total shareholders’ equity	$313,474,000	$327,981,000
Noncontrolling interests in operating partnership	413,794,000	192,813,000
Total equity per GAAP	727,268,000	520,794,000
Adjustment:
Fair value adjustment of real estate investments	266,730,000	197,541,000
NAV	$993,998,000	$718,335,000

The Company’s investments in real estate are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not recorded in the Company’s GAAP results other than in the event of an impairment or upon a sale. The Company’s mortgage loans payable, DDTL Facility, and Revolving Credit Facility are valued at GAAP carrying value in the Company’s NAV calculation for any financings that are anticipated to be held to maturity. In addition, because the Company plans to utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans and intends to hold each interest rate hedge until maturity, each interest rate hedge will be valued at par and thus its market value in accordance with GAAP will be excluded from the calculation of NAV. The Company entered into an interest rate swap agreement concurrent with the closing of the $26.9 million mortgage entered into in February 2023. At September 30, 2026, $159,000 is included in other assets relating to the fair value of this interest rate swap agreement, which was not included for the calculation of NAV.

While the Company believes that the independent valuation firm’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the fair value of the real estate properties and the Company’s estimated NAV per share. For purposes of determining the Company’s NAV, the Company’s investments in real estate as of (1) September 30, 2026 are recorded at fair value using a weighted average discount rate of 6.35% with a range of 6.25% to 6.45% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85% and (2) December 31, 2025 are recorded at fair value using a weighted average discount rate of 6.40% with a range of 6.30% to 6.50% and weighted average exit capitalization rate of 5.75% with a range of 5.65% to 5.85%. Assuming all other factors remain unchanged, the tables below present the estimated increase or decrease to the Company’s September 30, 2026 and December 31, 2025 NAV for the changes in the weighted average discount and exit capitalization rate.

		NAV per share/unit
Input	Hypothetical change	September 30, 2026	December 31, 2025
Discount rate (weighted average)	25 bps decrease	$28.71	$28.42
Discount rate (weighted average)	25 bps increase	$26.75	$26.50
Exit capitalization rate (weighted average)	25 bps decrease	$29.10	$28.80
Exit capitalization rate (weighted average)	25 bps increase	$26.44	$26.20

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

Our management carries out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risk factors affecting the Company are described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. There have been no material changes from these previously disclosed risk factors for three months ended September 30, 2026.

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

During the three months ended September 30, 2026, we sold common shares in the Private Offering, as set forth in the following table:

Class	Shares Sold	Average Price Per Share	Aggregate Offering Price
Class I Common Shares	44,235	$27.58	$1,220,000
Class A Common Shares	59,199	$29.36	1,738,000
Class S Common Shares	-	$-	-
Class D Common Shares	79,686	$27.61	2,200,000
Class ER-I Common Shares	-	$-	-
Class ER-A Common Shares	20,605	$29.34	606,000
Class ER-S Common Shares	-	$-	-
Class ER-D Common Shares	-	$-	-
Total	203,725		$5,764,000

We have engaged broker-dealers who are registered with the SEC and members of the FINRA to act as our exclusive placement agents in connection with the Private Offering. During the three months ended September 30, 2026, we paid aggregate selling commissions to these placement agents in connection with the Private Offering of $140,000 allocable among the various classes of our common shares as follows: $104,000 with respect to the Class A Common Shares and $36,000 with respect to the Class ER-A Common Shares.

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

During the three months ended September 30, 2026, we issued common shares under the DRIP, as set forth in the following table:

Class	Shares Issued under DRIP	Average Price Per Share	Aggregate Offering Price
Class I Common Shares (a)	25,991	$27.34	$711,000
Class A Common Shares (b)	22,096	$27.34	603,000
Class D Common Shares	944	$27.34	26,000
Class S Common Shares	-	$-	-
Total	49,031		$1,340,000

(a)
Includes the issuance of 8,978 Class I Common Shares totaling $245,000 in connection with OP Unitholder and Class ER-I Common Share distributions being reinvested back into the Company's Class I Common Shares based on those investors’ election.
(b)
Includes the issuance of 1,822 Class A Common Shares totaling $50,000 in connection with Class ER-A Common Share distributions being reinvested back into the Company's Class A Common Shares based on those investors’ election.

Issuance of Common Shares to OP Unitholders

The holders of the Operating Partnership’s Class I, Class ER-I, Class ER-A, Class ER-S, Class ER-D, Class A 721, and Class D Common Units have the right to cause their units to be redeemed by the Operating Partnership for cash, unless the Company, in its sole discretion, elects to purchase such units in exchange for Class I, Class ER-I, Class ER-A, Class ER-S, Class ER-D, Class A, or Class D Common Shares of the Company, as applicable and corresponding to the class of OP units being redeemed, issuable on a 1:1 basis, subject to adjustment under certain circumstances. The Company currently intends to elect to pay the redemption price for all Class I, Class ER-I, Class ER-A, Class ER-S, Class ER-D, Class A 721, and Class D OP units tendered for redemption in the form of Common Shares of the Company corresponding to the class of OP units being redeemed.

During the three months ended September 30, 2026, holders of 29,312 Class I and Class A 721 Common Units elected to cause the Operating Partnership to redeem their Class I or Class A 721 Common Units, and the Company elected to purchase those units in exchange for the issuance of 29,312 Class I Common Shares. The Company did not pay any selling commissions in connection with the issuance of those common shares during the three months ended September 30, 2026.

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

During the three months ended September 30, 2026, the Company repurchased common shares in the following amounts:

	Total Number of Shares Repurchased		Average Price Paid Per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares That May Yet Be Repurchased Under the Plans or Programs(2)
Period	Class I	Class A	Class I	Class A	Class I	Class A	Class I	Class A
July 2026	91,627	190,507	$27.38	$27.19	91,627	190,507	N/A	N/A
August 2026	-	-	$-	$-	-	-	N/A	N/A
September 2026	-	-	$-	$-	-	-	N/A	N/A
Total	91,627	190,507			91,627	190,507

(1)
The Company established its share repurchase program upon the Company’s formation in January 2019. There is no expressed expiration date for the program.
(2)
There is no maximum number of shares or dollar amount of shares that may be repurchased under the Company’s share repurchase program, subject to the 5% annual limit or as approved by the Trustee.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, no manager of the Trustee or executive officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXCHANGERIGHT INCOME FUND

October 29, 2026	/s/ David Fisher
Date	David Fisher
Executive Managing Principal
(Principal Executive Officer)

October 29, 2026	/s/ David Van Steenis
Date	David Van Steenis
Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)